Form 10-Q
period 1995-03-31
CUMBERLAND HEALTHCARE L P I-A
filed 1995-05-31
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                       March 31, 1995

Commission File Number                      0-16415

                       CUMBERLAND HEALTHCARE, L.P. I-A
            (Exact name of Registrant as specified in its Charter)

          Delaware                                           59-2660778
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   880 Carillon Parkway, St. Petersburg, Florida                33716
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (813) 573-3800


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES     X        NO

Number of shares outstanding of each of Registrant's classes of securities:

                                                          Number of Units at
   Title of Each Class                                      March 31, 1995

Units of Limited Partnership
Interest:  $1,000 per unit                                      30,000

                      DOCUMENTS INCORPORATED BY REFERENCE

                Parts I and II, 1994 Form 10-K, filed with the
             Securities and Exchange Commission on April 12, 1995,
              Parts III and IV - Form S-11 Registration Statement
                  and all amendments and supplements thereto
                               File No. 33-4301

                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)


                    INDEX TO COMBINED FINANCIAL STATEMENTS




                                                                   Page Number

Part I.  Financial Information

     Item 1.  Financial Statements

       Combined Balance Sheets -
         As of March 31, 1995 and December 31, 1994                     3


       Combined Statements of Operation -
         For the Three Months Ended March 31, 1995 and 1994             4


       Combined Statements of Cash Flows -
         For the Three Months Ended March 31, 1995 and 1994             5


       Notes to Combined Financial Statements                          6-7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                          9

















CUM1A
                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                            COMBINED BALANCE SHEETS

                                                March 31,     December 31,
                                                   1995           1994
      ASSETS                                   (Unaudited)     (Audited)

Cash and Cash Equivalents                     $   1,054,853  $   1,202,175
Restricted Cash                                      52,765         52,780
Accounts Receivable (Net of Allowance of
  $63,866 and $63,866)                              511,357      1,008,629
Prepaid Expenses                                     54,266         44,683
Deferred Debt Costs (Net of Accumulated
  Amortization of $44,106 and $39,247)              102,917        102,777
Intangible Assets  (Net of Accumulated
  Amortization of $24,964 and $22,190)              418,834        421,608
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization 19,318,023 19,471,007 of $11,052,094 and $10,874,938)
Construction in Progress                              4,950              0

      Total Assets                            $  21,517,965  $  22,303,659

    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                            $   1,161,582  $   1,067,429
  Accrued Payroll                                   189,093        219,284
  Interest Payable  - Affiliate                           0          6,582
                    - Other                          43,871         33,569
  Payable to Related Parties
                    - General Partner                10,506         26,435
                    - Affiliates                    338,460        312,528
  Mortgage Notes Payable
                    - Affiliate                           0        500,000
                    - Other                       8,212,640      8,282,947
  Minority Interest                                 625,999        630,570

      Total Liabilities                          10,582,151     11,079,344

Partners' Equity:
  Limited Partners (30,000 units outstanding
  at March 31, 1995, and December 31, 1994)      11,243,179     11,525,910

  General Partner                                  (307,365)      (301,595)

      Total Partners' Equity                     10,935,814     11,224,315

      Total Liabilities and Partners' Equity  $  21,517,965  $  22,303,659


CUM1A             The accompanying notes are an integral part
                         of these financial statements

CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          FOR THE THREE MONTHS ENDED

                                                   March 31,    March 31,
                                                     1995         1994
Revenues:
  Resident Service Revenues                      $  1,319,531  $ 1,161,311
  Rental Income                                       812,436      783,735
  Interest Income                                      16,741       12,134

        Total Revenues                              2,148,708    1,957,180

Expenses:
  Resident Service Expenses                         1,161,066    1,048,380
  Interest Expense - Affiliate                            637       49,019
                   - Other                            203,164      173,978
  Rent Expense                                         75,071       69,688
  Property Management Fees   - General Partner         10,050        9,704
  General and Administrative - Affiliates              13,751       12,556
                             - Other                   27,138       20,972
  Depreciation and Amortization                       185,597      313,202

        Total Expenses                              1,676,474    1,697,499

Net Operating Income                                  472,234      259,681

Minority Interest in Net Loss
  of Combined Subsidiary                                4,571       29,249

Net Income                                        $   476,805  $   288,930

Allocation of Net Income
  Limited Partners                                $   467,269  $   283,151
  General Partner                                       9,536        5,779

Net Income                                        $   476,805  $   288,930

Net Income Per $1,000 Limited Partnership Unit    $     15.58  $      9.44

Number of Limited Partnership Units                    30,000       30,000








CUM1A             The accompanying notes are an integral part
                        of these financial statements.

CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                          FOR THE THREE MONTHS ENDED

                                                   March 31,      March 31,
                                                     1995           1994
Cash Flows from Operating Activities:
  Net Income                                     $    476,805  $   288,930
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                   185,597      313,202
  Minority Interest in Net (Loss)
    of Combined Subsidiary                             (4,571)     (29,249)
  Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable          497,272      (30,864)
  (Increase) Decrease in Prepaid Expenses              (9,583)       6,812
  (Increase) Decrease in Restricted Cash                   15       (1,092)
  Increase (Decrease) in Payable to Related
    Parties                                            10,003       31,110
  Increase (Decrease) in Payables and Accruals         67,682        7,818
        Net Cash Provided by
          Operating Activities                      1,223,220      586,667

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                 (24,980)      (1,134)
 (Additions) to Construction in Progress               (4,950)     (11,006)
        Net Cash Provided by (Used in)
          Investing Activities                        (29,930)     (12,140)

Cash Flows from Financing Activities:
  Payments of Notes Payable                          (570,307)  (2,385,266)
  (Increase) Decrease in Deferred Debt Cost            (4,999)           0
  Distribution to Partners:
    Limited Partners                                 (750,000)    (450,000)
    General Partner                                   (15,306)      (9,185)
        Net Cash Provided by (Used in)
          Financing Activities                     (1,340,612)  (2,844,451)

Increase (Decrease) in Cash and Cash Equivalents        (147,322)(2,269,924)

Cash and Cash Equivalents at Beginning of Period    1,202,175    3,011,916

Cash and Cash Equivalents at End of Period        $ 1,054,853  $   741,992

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                   $   200,081  $   248,948



CUM1A             The accompanying notes are an integral part
                        of these financial statements.

 CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)

                                MARCH 31, 1995

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Preparation

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year
ended December 31, 1994. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

      Reclassification

      Certain items in the 1994 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1995 statements.

      Combination

      The accompanying combined financial statements include the accounts of the company and all of its subsidiaries. Intercompany transactions and balances have
been eliminated.  Minority interest is accounted for by using the equity method.

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND
         AFFILIATES:

      The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended March 31, 1995:

               Property Management Fees               $  10,050
               General and Administrative
                 Costs and Fees                          13,751
               Cash Distributions                        15,306
               Interest Expense                             637







CUM1A
                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

              NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                MARCH 31, 1995


NOTE 3 - INVESTMENT PROPERTIES

      As of March 31, 1995, the Partnership owned, directly or through limited partnership investments, an interest in eleven nursing home properties.

   A summary of the Partnership's investment properties is as follows:

                                                                   March 31,
                                                                     1995

Land                                                             $  4,682,743
Buildings                                                          19,606,940
Personal Property                                                   5,230,776
Leasehold Interest                                                    849,658

Investment Properties, at Cost                                     30,370,117
Less:  Accumulated Depreciation
        and Amortization                                          (11,052,094)

                                                                 $ 19,318,023

























CUM1A
                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Resident service revenues increased by $158,220 (13.6%) for the three months ended March 31, 1995, as compared to the same period in 1994. This increase was primarily due to an increase in census with the opening of the assisted living units at the Olympic facility. Resident services expenses increased $112,686 (10.7%) for the three months ended March 31, 1995, as compared to the same period
in 1994. This increase was due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident census
and acuity level, along with increased labor costs from the operation of the assisted living units at the Olympic facility.

    Rental income increased by $28,701 (3.7%) for the three months ended March 31, 1995, as compared to the same period in 1994. This increase was due to the annual increase in rental rates per the lease agreements.

    Interest expense was reduced by $19,196 (8.6%) for the three months ended March 31, 1995, as compared to the same period in 1994. This reduction primarily resulted from a decreased average level of debt and from reduced interest rates.

    Interest income increased $4,607 (38%) for the three months ended March 31, 1995, as compared to the same period in 1994. This increase is due to increased average cash balances in interest bearing accounts.

    Depreciation expense decreased $127,605 (40.7%) for the three months ended March 31, 1995, as compared to the same period in 1994. This decrease is due to certain furniture and fixture items reaching their fully depreciated life.

    As a result of the above items, the Partnership's net income for the three months ended March 31, 1995 was $476,805 compared to net income of $288,930 for the same period in 1994; a 65% increase.

    In the opinion of the General Partner, the Partnership has sufficient funds or sources of funds to meet its expected needs for liquidity. The General Partner is not aware of any trends that significantly affect the Partnership's liquidity.

    The February 1995 semi-annual distribution to the Limited Partners totaled $750,000 (2.5%). Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership. The 1994 distribution to Limited Partners totaled $1,050,000 (3.5%) while in 1993 it totaled $600,000 (2%).










CUM1A
Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits - None.

 (b)  Reports on Form 8-K - None.


















































CUM1A

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                    CUMBERLAND HEALTHCARE, L.P. I-A


                                    By:  Medical Investments Partners

                                    By:  RJ Health Properties, Inc.
                                         Managing General Partner




Date: May 31, 1995                  By:  /s/ Fred E. Whaley
                                         President and Director







Date: May 31, 1995                       By: /s/ J. Davenport Mosby, III
                                             Vice President and Director
























CUM1A