Form 10-Q/A
period 1995-03-31
CUMBERLAND HEALTHCARE L P I-A
filed 1995-07-26
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004
                                   FORM 10-Q/A
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


                                    CUMBERLAND HEALTHCARE, L.P. I-A


                                    By:  Medical Investments Partners

                                    By:  RJ Health Properties, Inc.
                                         Managing General Partner




Date: July 26, 1995                  By:  /s/ Fred E. Whaley
                                         President and Director







Date: July 26, 1995                       By: /s/ J. Davenport Mosby, III
                                             Vice President and Director