Form 10-Q
period 1995-06-30
CUMBERLAND HEALTHCARE L P I-A
filed 1995-08-14
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                     June 30, 1995


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


                         YES     X        NO

                                                          Number of Units at
   Title of Each Class                                       June 30, 1995

Units of Limited Partnership
Interest:  $1,000 per unit                                      30,000

                      DOCUMENTS INCORPORATED BY REFERENCE

                Parts I and II, 1994 Form 10-K, filed with the
             Securities and Exchange Commission on April 12, 1995,
              Parts III and IV - Form S-11 Registration Statement
                  and all amendments and supplements thereto
                               File No. 33-4301
                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)


                    INDEX TO COMBINED FINANCIAL STATEMENTS





                                                                   Page Number

Part I.  Financial Information

     Item 1.  Financial Statements

       Combined Balance Sheets -
         As of June 30, 1995 and December 31, 1994                      3


       Combined Statements of Operation -
         For the Six Months Ended June 30, 1995 and 1994                4
         For the Three Months Ended June 30, 1995 and 1994              5


       Combined Statements of Cash Flows -
         For the Six Months Ended June 30, 1995 and 1994                6


       Notes to Combined Financial Statements                          7-9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10-11


Part II.  Other Information

     Item 5.  Other Information                                        12

     Item 6.  Exhibits and Reports on Form 8-K                         13

                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                            COMBINED BALANCE SHEET

                                                 June 30,     December 31,
                                                   1995           1994
      ASSETS                                   (Unaudited)     (Audited)

Cash and Cash Equivalents                     $   1,558,699  $   1,202,175
Restricted Cash                                      61,090         52,780
Accounts Receivable (Net of Allowance of
  $63,866 and $63,866)                              613,030      1,008,629
Prepaid Expenses                                    114,359         44,683
Deferred Debt Costs (Net of Accumulated
  Amortization of $48,965 and $39,247)               98,058        102,777
Intangible Assets  (Net of Accumulated
  Amortization of $27,737 and $22,190)              416,061        421,608
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
  of $11,230,176 and $10,874,938)                19,139,533     19,471,007
Construction in Progress                              4,950              0

      Total Assets                            $  22,005,780  $  22,303,659

    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                            $   1,101,003  $   1,067,429
  Accrued Payroll                                   232,604        219,284
  Interest Payable  - Affiliate                           0          6,582
                    - Other                          35,606         33,569
  Payable to Related Parties
                    - General Partner                10,513         26,435
                    - Affiliates                    327,528        312,528
  Mortgage Notes Payable
                    - Affiliate                           0        500,000
                    - Other                       8,101,310      8,282,947
  Minority Interest                                 672,045        630,570

      Total Liabilities                          10,480,609     11,079,344

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at June 30, 1995 and December 31, 1994)      11,820,749     11,525,910

  General Partner                                  (295,578)      (301,595)

      Total Partners' Equity                     11,525,171     11,224,315

      Total Liabilities and Partners' Equity   $ 22,005,780   $ 22,303,659
                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           FOR THE SIX MONTHS ENDED

                                                   June 30,     June 30,
                                                     1995         1994
Revenues:
  Resident Service Revenues                       $ 2,801,137  $ 2,381,635
  Rental Income                                     1,626,470    1,572,089
  Interest Income                                      27,931       15,409

        Total Revenues                              4,455,538    3,969,133

Expenses:
  Resident Service Expenses                         2,371,957    2,099,686
  Interest Expense - Affiliate                            637       68,466
                   - Other                            357,964      347,801
  Rent Expense                                        150,142      139,376
  Property Management Fees   - General Partner         20,112       19,464
  General and Administrative - Affiliates              14,118       18,364
                             - Other                   61,659       55,389
  Depreciation and Amortization                       371,312      625,891

        Total Expenses                              3,347,901    3,374,437

Net Operating Income                              $ 1,107,637  $   594,696

Minority Interest in Net (Income) Loss
  of Combined Subsidiary                              (41,475)      29,303

Net Income                                        $ 1,066,162  $   623,999

Allocation of Net Income
  Limited Partners                                $ 1,044,839  $   611,519
  General Partner                                      21,323       12,480

  Total Income                                    $ 1,066,162  $   623,999

Net Income Per $1,000 Limited Partnership Unit    $     34.83  $     20.38

Number of Limited Partnership Units                    30,000       30,000

                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          FOR THE THREE MONTHS ENDED

                                                   June 30,     June 30,
                                                     1995         1994
Revenues:
  Resident Service Revenues                      $  1,481,606  $ 1,220,324
  Rental Income                                       814,034      788,354
  Interest Income                                      11,190        3,275

        Total Revenues                              2,306,830    2,011,953

Expenses:
  Resident Service Expenses                         1,210,891    1,051,306
  Interest Expense - Affiliate                              0       19,447
                   - Other                            154,800      173,823
  Rent Expense                                         75,071       69,688
  Property Management Fees   - General Partner         10,062        9,760
  General and Administrative - Affiliates                 367        5,808
                             - Other                   34,521       34,417
  Depreciation and Amortization                       185,715      312,689

        Total Expenses                              1,671,427    1,676,938

Net Operating Income                             $    635,403  $   335,015

Minority Interest in Net (Income) Loss
  of Combined Subsidiary                              (46,046)          54

Net Income                                       $    589,357  $   335,069

Allocation of Net Income
  Limited Partners                               $    577,570  $   328,368
  General Partner                                      11,787        6,701

  Total Income                                   $    589,357  $   335,069

Net Income Per $1,000 Limited Partnership Unit   $      19.25  $     10.95

Number of Limited Partnership Units                    30,000       30,000

                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                           FOR THE SIX MONTHS ENDED

                                                   June 30,      June 30,
                                                     1995          1994
Cash Flows from Operating Activities:
  Net Income                                     $ 1,066,162   $   623,999
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                  371,312       625,891
    Minority Interest in Net Income (Loss)
      of Combined Subsidiary                          41,475       (29,303)
    Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable     395,599      (110,176)
      (Increase) Decrease in Prepaid Expenses        (69,676)      (11,121)
      (Increase) Decrease in Restricted Cash          (8,310)       (1,538)
      Increase (Decrease) in Payable to Related
        Parties                                       (7,504)       (1,234)
      Increase (Decrease) in Payables and Accruals     48,931       39,620
      Net Cash Provided by Operating
        Activities                                 1,837,989     1,136,138

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                (24,573)      (30,766)
 (Additions) to Construction in Progress              (4,950)      (60,437)
      Net Cash Provided by (Used in)
        Investing Activities                         (29,523)      (91,203)

Cash Flows from Financing Activities:
  Payments of Notes Payable                         (681,637)   (2,463,805)
  (Increase) Decrease in Deferred Debt Cost           (4,999)            0
  Distribution to Partners:
    Limited Partners                                (750,000)     (450,000)
    General Partner                                  (15,306)       (9,185)
      Net Cash Provided by (Used in)
        Financing Activities                      (1,451,942)   (2,922,990)

Increase (Decrease) in Cash and Cash Equivalents         356,524(1,878,055)

Cash and Cash Equivalents at Beginning of Period   1,202,175     3,011,916

Cash and Cash Equivalents at End of Period       $ 1,558,699   $ 1,133,861

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                  $   363,146   $   443,702





                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JUNE 30, 1995

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Preparation

      The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

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

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND
         AFFILIATES:

      The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the six months ended June 30, 1995:

        Property Management Fees                         $  20,112
        General and Administrative Costs and Fees           14,118
        Cash Distributions                                  15,306
        Interest Expense                                       637











                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

              NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                 JUNE 30, 1995


NOTE 3 - INVESTMENT PROPERTIES

      As of June 30, 1995, the Partnership owned, directly or through limited partnership investments, an interest in eleven nursing home properties.

  A summary of the Partnership's investment properties is as follows:

                                                                    June 30,
                                                                     1995

Land                                                             $  4,682,743
Buildings                                                          19,606,940
Personal Property                                                   5,235,318
Leasehold Interest                                                    849,658

Investment Properties, at Cost                                     30,374,659
Less:  Accumulated Depreciation
        and Amortization                                          (11,230,176)

                                                                 $ 19,144,483


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Cumberland Healthcare, L.P. I-A ("Cumberland") and Life Care Centers of America, Inc. ("LCCA"), effective August 4, 1995, have entered into a Purchase and Sale Agreement pursuant to which LCCA has agreed to acquire seven nursing homes from Cumberland for an aggregate purchase price of $17,900,000 subject to certain pro rations and adjustments. Cumberland owns six of these homes and leases the seventh from an independent owner.

     The purchase price consists of approximately $15,600,000 in cash at closing, the issuance by LCCA of a $1,000,000 promissory note made payable to Cumberland due on the fifth anniversary of its issuance, and the balance in the form of assumption of approximately $1,300,000 long term debt. The partnership would anticipate using $3,300,000 of the cash to pay off existing debt. The nursing homes being purchased by LCCA are all located in Southern California and are currently leased from Cumberland and operated by LCCA.

     LCCA has deposited $100,000 earnest money with an escrow agent. Closing of the transaction is subject to certain conditions, including approval of the transaction by Cumberland's limited partners and LCCA obtaining financing necessary to consummate the transaction upon terms satisfactory to LCCA. In addition regulatory and other consents and approvals must be obtained.

                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

              NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                 JUNE 30, 1995

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

     The sale is scheduled for late 1995. However, due to the time which may be necessary to obtain approval from Cumberland's limited partners, the sale may occur as late as Spring, 1996. Because of the conditions to closing neither Cumberland nor LCCA are able to give any assurances that the sale will occur.

     If the sale is consummated this would leave Cumberland with two ninety-nine bed facilities in Southern California, a one hundred bed facility in Ohio and a sixty bed facility in Washington, which also has a twenty-four bed assisted living wing.

                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Resident service revenues increased by $419,502 (17.6%) for the six months ended June 30, 1995, as compared to the same period in 1994. This increase is primarily due to an increase in census with the opening of the assisted living units at the Sequim, Washington facility. Resident services expenses increased $272,271 (13%) for the six months ended June 30, 1995, as compared to the same period in 1994. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident census and acuity level, along with increased labor costs from the operation of the assisted living units at the Sequim, Washington facility.

    Rental income increased by $54,381 (3.5%) for the six months ended June 30, 1995, as compared to the same period in 1994. This increase is due to the annual increase in rental rates per the lease agreements.

    Interest income increased $12,522 (81.3%) for the six months ended June 30, 1995, as compared to the same period in 1994. This increase is due to increased average cash balances in interest bearing accounts.

    Interest expense decreased by $57,666 (13.9%) for the six months ended June 30, 1995, as compared to the same period in 1994. This decrease resulted from a reduction of the average level of debt and a reduction of interest rates.

    Depreciation and amortization expense decreased by $254,579 (40.7%) for the six months ended June 30, 1995, as compared to the same period in 1994. This decrease is primarily due to certain furniture and fixture items reaching their fully depreciated life.

    Resident service revenues increased by $261,282 (21.4%) for the three months ended June 30, 1995, as compared to the same period in 1994. This increase is primarily due to an increase in census with the opening of the assisted living units at the Sequim, Washington facility. Resident services expenses increased $159,585 (15.2%) for the three months ended June 30, 1995, as compared to the same period in 1994. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident acuity level and increase labor costs due to the opening of the assisted living units at the Sequim, Washington facility.

    Rental income increased by $25,680 (3.3%) for the three months ended June 30, 1995, as compared to the same period in 1994. This increase is due to the annual increase in rental rates per the lease agreements.

    Interest income increased by $7,915 (141.7%) for the three months ended June 30, 1995, as compared to the same period in 1994. This increase is due to increased cash balances in interest bearing accounts.

    Interest expense decreased by $38,470 (19.9%) for the three months ended June 30, 1995, as compared to the same period in 1994. This decrease resulted from a reduction of the average level of debt and a reduction of interest rates.




                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Depreciation and amortization expense decreased by $126,974 (40.6%) for the three months ended June 30, 1995, as compared to the same period in 1994. This decrease is primarily due to certain furniture and fixture items reaching their fully depreciated life.

    As a result of the above items, the Partnership's net income for the six months and three months ended June 30, 1995, is $1,066,162 and $589,357, respectively, as compared to $623,999 and $335,069 for the same periods in 1994, representing increases of 70.9% and 75.9%.

    In the opinion of the General Partner, the Partnership has sufficient funds or sources of funds to meet its expected needs for liquidity. The General Partner is not aware of any trends that significantly affect the Partnership's liquidity.

    Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The 1993 distribution to Limited Partners totaled $600,000 (2%). The 1994 distribution to the Limited Partners
totaled $1,050,000 (3.5%).   The February 1995 semi-annual distribution to the
Limited Partners was $750,000 (2.5%).   Future distributions will be at a level
that is warranted by the cash flow and profits of the Partnership.
          CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

Item 5.  Other Information

    Cumberland Healthcare, L.P. I-A ("Cumberland") and Life Care Centers of America, Inc. ("LCCA"), effective August 4, 1995, have entered into a Purchase and Sale Agreement pursuant to which LCCA has agreed to acquire seven nursing homes from Cumberland for an aggregate purchase price of $17,900,000 subject to certain pro rations and adjustments. Cumberland owns six of these homes and leases the seventh from an independent owner.

    The purchase price consists of approximately $15,600,000 in cash at closing, the issuance by LCCA of a $1,000,000 promissory note made payable to Cumberland due on the fifth anniversary of its issuance, and the balance in the form of assumption of approximately $1,300,000 long term debt. The partnership would anticipate using $3,300,000 of the cash to pay off existing debt. The nursing homes being purchased by LCCA are all located in Southern California and are currently leased from Cumberland and operated by LCCA.

    LCCA has deposited $100,000 earnest money with an escrow agent. Closing of the transaction is subject to certain conditions, including approval of the transaction by Cumberland's limited partners and LCCA obtaining financing necessary to consummate the transaction upon terms satisfactory to LCCA. In addition regulatory and other consents and approvals must be obtained.

    The sale is scheduled for late 1995. However, due to the time which may be necessary to obtain approval from Cumberland's limited partners, the sale may occur as late as Spring, 1996. Because of the conditions to closing neither Cumberland nor LCCA are able to give any assurances that the sale will occur.

    If the sale is consummated this would leave Cumberland with two ninety-nine bed facilities in Southern California, a one hundred bed facility in Ohio and a sixty bed facility in Washington, which also has a twenty-four bed assisted living wing.

                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits filed with this Report -

           Exhibit: 28.31      Date of Event:  August 4, 1995
             Purchase and Sale Agreement dated August 4, 1995 by and between Cumberland Healthcare, L.P. I-A and Life Care Centers of America, Inc.

    (b)  Reports on Form 8-K - None.

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


                                    CUMBERLAND HEALTHCARE, L.P. I-A

                                    By:  Medical Investments Partners

                                    By:  RJ Health Properties, Inc.
                                         Managing General Partner




Date:  8/15/95                      By:  /s/Fred E. Whaley
                                         President and Director





Date:  8/15/95                      By:  /s/J. Davenport Mosby, III
                                         Vice President and Director