Form 10-Q
period 1995-09-30
CUMBERLAND HEALTHCARE L P I-A
filed 1995-11-17
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                 September 30, 1995


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


                         YES     X        NO

                                                            Number of Units at
   Title of Each Class                                      September 30, 1995

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

















                            COMBINED BALANCE SHEETS

                                              September 30,   December 31,
                                                   1995           1994
      ASSETS                                   (Unaudited)     (Audited)

Cash and Cash Equivalents                     $   1,289,291   $  1,202,175
Restricted Cash                                      60,871         52,780
Accounts Receivable (Net of Allowance of
  $63,866 and $63,866)                              714,341      1,008,629
Prepaid Expenses                                     84,358         44,683
Construction in Progress                             32,754              0
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
  of $11,407,024 and $10,874,938)                 18,976,244    19,471,007
Deferred Debt Costs (Net of Accumulated
  Amortization of $53,825 and $39,247)                75,953       102,777
Intangible Assets  (Net of Accumulated
  Amortization of $30,511 and $22,190)               413,287       421,608

      Total Assets                             $  21,647,099  $ 22,303,659

    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                            $   1,110,544   $  1,067,429
  Accrued Payroll                                   232,653        219,284
  Interest Payable  - Affiliate                           0          6,582
                    - Other                          34,807         33,569
  Payable to Related Parties
                    - General Partner                11,047         26,435
                    - Affiliates                    332,529        312,528
  Mortgage Notes Payable
                    - Affiliate                           0        500,000
                    - Other                       8,023,591      8,282,947
  Minority Interest                                 674,603        630,570

      Total Liabilities                          10,419,774     11,079,344

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at September 30, 1995
      and December 31, 1994)                     11,528,860     11,525,910

  General Partner                                  (301,535)      (301,595)

      Total Partners' Equity                     11,227,325     11,224,315

      Total Liabilities and Partners' Equity  $  21,647,099   $ 22,303,659


                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           FOR THE NINE MONTHS ENDED

                                              September 30,  September 30,
                                                  1995            1994
Revenues:
  Resident Service Revenues                    $  4,089,700   $  3,629,066
  Rental Income                                   2,482,321      2,383,509
  Interest Income                                    47,839         29,558

        Total Revenues                            6,619,860      6,042,133

Expenses:
  Resident Service Expenses                       3,555,560      3,222,014
  Interest Expense - Affiliate                          637         87,592
                   - Other                          534,143        522,070
  Rent Expense                                      225,212        219,824
  Property Management Fees   - General Partner       30,726         29,502
  General and Administrative - Affiliates            20,095         21,473
                             - Other                118,735         75,544
  Depreciation and Amortization                     557,097        946,862

        Total Expenses                            5,042,205      5,124,881

Net Operating Income                           $  1,577,655   $    917,252

Minority Interest in Net (Income) Loss
  of Combined Subsidiary                            (44,033)        45,231

Net Income                                     $  1,533,622   $    962,483

Allocation of Net Income
  Limited Partners                             $  1,502,950   $    943,233
  General Partner                                    30,672         19,250

  Total Income                                 $  1,533,622   $    962,483

Net Income Per $1,000 Limited Partnership Unit $      50.10   $      31.44

Number of Limited Partnership Units                  30,000         30,000




                       COMBINED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          FOR THE THREE MONTHS ENDED

                                               September 30,  September 30,
                                                   1995           1994
Revenues:
  Resident Service Revenues                    $  1,288,563   $  1,247,431
  Rental Income                                     855,851        811,420
  Interest Income                                    19,908         14,149

        Total Revenues                            2,164,322      2,073,000

Expenses:
  Resident Service Expenses                       1,183,603      1,122,328
  Interest Expense - Affiliate                            0         19,126
                   - Other                           176,179       174,269
  Rent Expense                                       75,070         80,448
  Property Management Fees   - General Partner       10,614         10,038
  General and Administrative - Affiliates             5,977          3,109
                             - Other                 57,076         20,155
  Depreciation and Amortization                     185,785        320,971

        Total Expenses                            1,694,304      1,750,444

Net Operating Income                           $    470,018   $    322,556

Minority Interest in Net (Income) Loss
  of Combined Subsidiary                              (2,558)       15,928

Net Income                                     $    467,460   $    338,484

Allocation of Net Income
  Limited Partners                             $    458,111   $    331,714
  General Partner                                     9,349          6,770

  Total Income                                 $    467,460   $    338,484

Net Income Per $1,000 Limited Partnership Unit $      15.27   $      11.06

Number of Limited Partnership Units                  30,000         30,000







                       COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           FOR THE NINE MONTHS ENDED

                                              September 30,   September 30,
                                                   1995           1994
Cash Flows from Operating Activities:
  Net Income                                    $  1,533,622   $   962,483
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                 557,097        946,862
    Minority Interest in Net Income (Loss)
      of Combined Subsidiary                         44,033        (45,231)
    Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable    294,288        (87,219)
      (Increase) Decrease in Prepaid Expenses        (39,675)        5,097
      (Increase) Decrease in Restricted Cash          (8,091)        1,381
      Increase (Decrease) in Payable to Related
        Parties                                       4,613         29,035
      Increase (Decrease) in Payables
        and Accruals                                 51,140         14,676
      Net Cash Provided by Operating
        Activities                                2,437,027      1,827,084

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                (39,435)      (43,372)
 (Additions) to Construction in Progress             (32,754)      (64,132)
      Net Cash Provided by (Used in)
        Investing Activities                         (72,189)     (107,504)

Cash Flows from Financing Activities:
  Payments of Notes Payable                         (759,356)   (2,559,386)
  (Increase) Decrease in Deferred Debt Cost          12,246        (11,724)
  Distribution to Partners:
    Limited Partners                              (1,500,000)   (1,050,000)
    General Partner                                  (30,612)      (21,430)
      Net Cash Provided by (Used in)
        Financing Activities                      (2,277,722)   (3,642,540)

Increase (Decrease) in Cash and Cash Equivalents     87,116     (1,922,960)

Cash and Cash Equivalents at Beginning
  of Period                                       1,202,175      3,011,916

Cash and Cash Equivalents at End of Period      $ 1,289,291    $ 1,088,956

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                 $   540,124    $   637,735




                    NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)

                              SEPTEMBER 30, 1995

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

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND
         AFFILIATES:

      The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the nine months ended September 30, 1995:

               Property Management Fees               $  30,726
               General and Administrative
                 Costs and Fees                          20,095
               Cash Distributions                        30,612
               Interest Expense                             637


NOTE 3 - INVESTMENT PROPERTIES

      As of September 30, 1995, the Partnership owned, directly or through limited partnership investments, an interest in eleven nursing home properties.

   A summary of the Partnership's investment properties is as follows:

                                                                 September 30,
                                                                     1995

Land                                                             $  4,682,743
Buildings                                                          19,606,940
Personal Property                                                   5,243,927
Leasehold Interest                                                    849,658

Investment Properties, at Cost                                     30,383,268
Less:  Accumulated Depreciation
        and Amortization                                          (11,407,024)

                                                                 $ 18,976,244


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Cumberland Healthcare, L.P. I-A ("Cumberland") and Life Care Centers of America, Inc. ("LCCA"), effective August 4, 1995, entered into a Purchase and Sale Agreement pursuant to which LCCA agreed to acquire seven nursing homes from Cumberland for an aggregate purchase price of $17,900,000, subject to certain prorations and adjustments. Cumberland owns six of these homes and leases the seventh from an independent owner.

     The purchase price consists of approximately $15,600,000 in cash at closing, the issuance by LCCA of a $1,000,000 promissory note made payable to Cumberland due on the fifth anniversary of its issuance, and the balance in the form of an assumption of approximately $1,300,000 of long term debt. The partnership anticipates using $1,830,000 of the cash to pay off existing debt. The nursing homes being purchased by LCCA are all located in southern California and are currently leased from Cumberland and operated by LCCA.

     LCCA deposited $100,000 earnest money with an escrow agent. Closing of the transaction is subject to certain conditions, including approval of the transaction by Cumberland's limited partners and LCCA obtaining financing necessary to consummate the transaction upon terms satisfactory to LCCA. In addition regulatory and other consents and approvals must be obtained.

     The sale is scheduled for late 1995. However, due to the time which may be necessary to obtain approval from Cumberland's limited partners, the sale is likely to occur in early 1996. Because of the conditions to closing, neither Cumberland nor LCCA are able to give any assurances that the sale will occur.

     If the sale is consummated, this would leave Cumberland with two ninety-nine bed skilled nursing facilities in southern California, a one hundred bed skilled nursing facility in Ohio and a sixty bed skilled nursing facility in Washington, which also has a twenty-four bed assisted living wing.



NOTE 5 - SUBSEQUENT EVENTS

     Cumberland Healthcare, L.P. I-A and FHP, Inc.(Lessee of Rancho Los Padres AKA FHP - Norwalk) have entered into a Lease Termination Agreement effective October 1, 1995. As a condition of this Agreement, RJ Medical Investors, Inc. has assumed the management responsibilities for Pacific Palms Rehabilitation Hospital (f/k/a FHP, Norwalk). FHP, Inc. has placed into escrow a lease termination settlement of $1,566,174. The terms and conditions of this Agreement are subject to the approval of and issuance of an operating license by the County of Los Angeles Department of Health Services.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Resident service revenues increased by $460,634 (12.7%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This increase is primarily due to an increase in census with the opening of the assisted living wing at the Sequim, Washington facility. Resident services expenses increased $333,546 (10.4%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident census and acuity level, along with increased labor costs from the operation of the assisted living wing at the Sequim, Washington facility.

Rental income increased by $98,812 (4.1%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This increase is due to the annual increase in rental rates per the lease agreements.

Interest income increased $18,281 (61.8%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This increase is due to increased average cash balances in interest bearing accounts.

Interest expense decreased by $74,882 (12.3%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This decrease resulted from a reduction of the average level of debt and a reduction of interest rates.

General and Administrative - Other expense increased by $43,191 (57.2%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This increase resulted from the increased cost of legal and consulting fees relating to the proposed sale of seven nursing homes to LCCA, the FHP, Inc. Lease Termination Agreement and the refinancing research costs for Paramount Chateau Convalescent Hospital.

Depreciation and Amortization expense decreased by $389,765 (41.2%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This decrease is primarily due to certain furniture and fixture items reaching their fully depreciated life.

Resident service revenues increased by $41,132 (3.3%) for the three months ended September 30, 1995, as compared to the same period in 1994. This increase is primarily due to an increase in census with the opening of the assisted living wing at the Sequim, Washington facility. Resident services expenses increased $61,275 (5.5%) for the three months ended September 30, 1995, as compared to the same period in 1994. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident acuity level and increase labor costs due to the opening of the assisted living wing at the Sequim, Washington facility.


Rental income increased by $44,431 (5.5%) for the three months ended September 30, 1995, as compared to the same period in 1994. This increase is due to the annual increase in rental rates per the lease agreements.

Interest income increased by $5,759 (40.7%) for the three months ended September 30, 1995, as compared to the same period in 1994. This increase is due to increased cash balances in interest bearing accounts.

Interest expense decreased by $17,216 (8.9%) for the three months ended September 30, 1995, as compared to the same period in 1994. This decrease resulted from a reduction of the average level of debt and a reduction of interest rates.

General and Administrative - Other expense increased by $36,921 (183.2%) for the three months ended September 30, 1995, as compared to the same period in 1994. This increase is due to the increased cost of legal and consulting fees relating to the proposed sale of seven nursing homes to LCCA, the FHP, Inc. Lease Termination Agreement and the refinancing research costs for Paramount Chateau Convalescent Hospital.

Depreciation and Amortization expense decreased by $135,186 (42.1%) for the three months ended September 30, 1995, as compared to the same period in 1994. This decrease is primarily due to certain furniture and fixture items reaching their fully depreciated life.

As a result of the above items, the Partnership's net income for the nine months and three months ended September 30, 1995, is $1,533,622 and $467,460, respectively, as compared to $962,483 and $338,484 for the same periods in 1994, representing increases of 59.3% and 38.1%.

In the opinion of the General Partner, the Partnership has sufficient funds or sources of funds to meet its expected needs for liquidity. The General Partner is not aware of any trends that significantly affect the Partnership's liquidity.

Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The 1993 distribution to Limited Partners totaled $600,000 (2%). The 1994 distribution to the Limited Partners totaled $1,050,000 (3.5%). The February 1995 semi-annual distribution to the Limited Partners was $750,000 (2.5%) followed by the August 1995 semi-annual distribution to the Limited Partners of $750,000 (2.5%) resulting in a total distribution to the Limited Partners of $1,500,000 (5.0%) in 1995. Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.

     Item 5.  Other Information

Cumberland Healthcare, L.P. I-A ("Cumberland") and Life Care Centers of America, Inc. ("LCCA"), effective August 4, 1995, entered into a Purchase and Sale Agreement pursuant to which LCCA agreed to acquire seven nursing homes from Cumberland for an aggregate purchase price of $17,900,000 subject to certain prorations and adjustments. Cumberland owns six of these homes and leases the seventh from an independent owner.

The purchase price consists of approximately $15,600,000 in cash at closing, the issuance by LCCA of a $1,000,000 promissory note made payable to Cumberland due on the fifth anniversary of its issuance, and the balance in the form of an assumption of approximately $1,300,000 long term debt.
The partnership anticipates using $1,830,000 of the cash to pay off existing debt. The nursing homes being purchased by LCCA are all located in southern California and are currently leased from Cumberland and operated by LCCA.

LCCA deposited $100,000 earnest money with an escrow agent. Closing of the transaction is subject to certain conditions, including approval of the transaction by Cumberland's limited partners and LCCA obtaining financing necessary to consummate the transaction upon terms satisfactory to LCCA. In addition regulatory and other consents and approvals must be obtained.

The sale is scheduled for late 1995. However, due to the time which may be necessary to obtain approval from Cumberland's limited partners, the sale is likely to occur in early 1996. Because of the conditions to closing neither Cumberland nor LCCA are able to give any assurances that the sale will occur.

If the sale is consummated this would leave Cumberland with two ninety-nine bed skilled nursing facilities in southern California, a one hundred bed skilled nursing facility in Ohio and a sixty bed skilled nursing facility in Washington, which also has a twenty-four bed assisted living wing.


     Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed with this Report - None

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


                                    CUMBERLAND HEALTHCARE, L.P. I-A


                                    By:  Medical Investments Partners

                                    By:  RJ Health Properties, Inc.
                                         Managing General Partner




Date: 11/14/95                      By:  /s/Fred E. Whaley
                                         President and Director





Date: 11/14/95                      By:  /s/J. Davenport Mosby, III
                                         Vice President and Director