Form 10-Q/A
period 1995-09-30
CUMBERLAND HEALTHCARE L P I-A
filed 1996-02-05
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                 FORM 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: September 30, 1995

Commission File Number: 0-16415

CUMBERLAND HEALTHCARE, L.P. I-A
(Exact name of Registrant as specified in its Charter)

Delaware                             59-2660778
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

880 Carillon Parkway, St. Petersburg, Florida, 33716
(Address of principal executive offices)

(813) 573-3800
(Registrant's telephone number, including area code)

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

















                        CONSOLIDATED BALANCE SHEETS

                                              September 30,   December 31,
                                                   1995           1994
      ASSETS                                                   (Audited)

Cash and Cash Equivalents                     $   1,289,291  $   1,202,175
Restricted Cash                                      60,871         52,780
Accounts Receivable (Net of Allowance of
  $63,866 and $63,866)                              714,341      1,008,629
Prepaid Expenses                                     84,358         44,683
Construction in Progress                             32,754              0
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
  of $11,407,024 and $10,874,938)                18,976,244     19,471,007
Deferred Debt Costs (Net of Accumulated
  Amortization of $53,825 and $39,247)               75,953        102,777
Intangible Assets  (Net of Accumulated
  Amortization of $30,511 and $22,190)              413,287        421,608

      Total Assets                            $  21,647,099  $  22,303,659

    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                            $   1,110,544  $   1,067,429
  Accrued Payroll                                   232,653        219,284
  Interest Payable  - Affiliate                           0          6,582
                    - Other                          34,807         33,569
  Payable to Related Parties
                    - General Partner                11,047         26,435
                    - Affiliates                    332,529        312,528
  Mortgage Notes Payable
                    - Affiliate                           0        500,000
                    - Other                       8,023,591      8,282,947
  Minority Interest                                 674,603        630,570

      Total Liabilities                          10,419,774     11,079,344

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at September 30, 1995
      and December 31, 1994)                     11,528,860     11,525,910

  General Partner                                  (301,535)      (301,595)

      Total Partners' Equity                     11,227,325     11,224,315

      Total Liabilities and Partners' Equity  $  21,647,099   $ 22,303,659


The accompanying notes are an integral part of these financial statements.















                    CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE NINE MONTHS ENDED

                                              September 30,  September 30,
                                                  1995            1994
Revenues:
  Net Resident Service Revenues                $  4,089,700   $  3,629,066
  Rental Income                                   2,482,321      2,383,509
  Interest Income                                    47,839         29,558

        Total Revenues                            6,619,860      6,042,133

Expenses:
  Resident Service Expenses                       3,555,560      3,222,014
  Interest Expense - Affiliate                          637         87,592
                   - Other                          534,143        522,070
  Rent Expense                                      225,212        219,824
  Property Management Fees   - General Partner       30,726         29,502
  General and Administrative - Affiliates            20,095         21,473
                             - Other                118,735         75,544
  Depreciation and Amortization                     557,097        946,862

        Total Expenses                            5,042,205      5,124,881

Net Operating Income                           $  1,577,655   $    917,252

Minority Interest in Net (Income) Loss
  of Consolidated Subsidiary                        (44,033)        45,231

Net Income                                     $  1,533,622   $    962,483

Allocation of Net Income
  Limited Partners                             $  1,502,950   $    943,233
  General Partner                                    30,672         19,250

  Total Income                                 $  1,533,622   $    962,483

Net Income Per $1,000 Limited Partnership Unit $      50.10   $      31.44

Number of Limited Partnership Units                  30,000         30,000


The accompanying notes are an integral part of these financial statements.














                    CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS ENDED

                                               September 30,  September 30,
                                                   1995           1994
Revenues:
  Net Resident Service Revenues                $  1,288,563   $  1,247,431
  Rental Income                                     855,851        811,420
  Interest Income                                    19,908         14,149

        Total Revenues                            2,164,322      2,073,000

Expenses:
  Resident Service Expenses                       1,183,603      1,122,328
  Interest Expense - Affiliate                            0         19,126
                   - Other                          176,179        174,269
  Rent Expense                                       75,070         80,448
  Property Management Fees   - General Partner       10,614         10,038
  General and Administrative - Affiliates             5,977          3,109
                             - Other                 57,076         20,155
  Depreciation and Amortization                     185,785        320,971

        Total Expenses                            1,694,304      1,750,444

Net Operating Income                           $    470,018   $    322,556

Minority Interest in Net (Income) Loss
  of Consolidated Subsidiary                         (2,558)        15,928

Net Income                                     $    467,460   $    338,484

Allocation of Net Income
  Limited Partners                             $    458,111   $    331,714
  General Partner                                     9,349          6,770

  Total Income                                 $    467,460   $    338,484

Net Income Per $1,000 Limited Partnership Unit $      15.27   $      11.06

Number of Limited Partnership Units                  30,000         30,000


The accompanying notes are an integral part of these financial statements.















                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE NINE MONTHS ENDED

                                              September 30,   September 30,
                                                  1995            1994
Cash Flows from Operating Activities:
  Net Income                                   $ 1,533,622     $   962,483
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization                557,097         946,862
    Minority Interest in Net Income (Loss)
      of Consolidated Subsidiary                    44,033         (45,231)
    Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable   294,288         (87,219)
      (Increase) Decrease in Prepaid Expenses      (39,675)          5,097
      (Increase) Decrease in Restricted Cash        (8,091)          1,381
      Increase (Decrease) in Payable to Related
        Parties                                      4,613          29,035
      Increase (Decrease) in Payables
        and Accruals                                51,140          14,676
      Net Cash Provided by Operating
        Activities                               2,437,027       1,827,084

Cash Flows from Investing Activities:
 (Additions) to Investment Properties              (39,435)        (43,372)
 (Additions) to Construction in Progress           (32,754)        (64,132)
      Net Cash Provided by (Used in)
        Investing Activities                       (72,189)       (107,504)

Cash Flows from Financing Activities:
  Payments of Notes Payable                       (759,356)     (2,559,386)
  (Increase) Decrease in Deferred Debt Cost         12,246         (11,724)
  Distribution to Partners:
    Limited Partners                            (1,500,000)     (1,050,000)
    General Partner                                (30,612)        (21,430)
      Net Cash Provided by (Used in)
        Financing Activities                    (2,277,722)     (3,642,540)

Increase (Decrease) in Cash and Cash Equivalents    87,116      (1,922,960)

Cash and Cash Equivalents at Beginning
  of Period                                      1,202,175       3,011,916

Cash and Cash Equivalents at End of Period     $ 1,289,291     $ 1,088,956

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                $   540,124     $   637,735


The accompanying notes are an integral part of these financial statements.








                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Consolidation

      The accompanying consolidated financial statements include the accounts of the company and all of its subsidiaries. Intercompany transactions and balances have been eliminated. Minority interest is accounted for by using the equity method.

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

  A summary of the Partnership's investment properties is as follows:

                                                                 September 30,
                                                                     1995

Land                                                             $  4,682,743
Buildings                                                          19,606,940
Furniture and Fixtures                                              5,243,927
Leasehold Interest                                                    849,658
Investment Properties, at Cost                                     30,383,268

Less:  Accumulated Depreciation
        and Amortization                                          (11,407,024)

Net Book Value                                                   $ 18,976,244

   The Partnership, directly or through a manager, operates two skilled nursing facilities. Paramount Chateau, a 99 bed facility located in California, for the nine months ended September 30, 1995, had an average occupancy rate of 88.5% that was comprised of 9.5% private, 21.2% Medicare and 69.3% Medicaid. The average reimbursement rates were $80.48, $321.61 and $74.70 per day for private, Medicare and Medicaid, respectively. The average monthly revenue was 239,023. Olympic Healthcare, a 60 bed skilled nursing facility with a 24 bed assisted living wing located in Sequim, Washington, for the nine months ended September 30, 1995, had an average occupancy of 88.7% that was comprised of 26.6% private, 25.9% Medicare and 47.5% Medicaid. The average reimbursement rates were $98.38, $246.79 and $96.84 per day for private, Medicare and Medicaid, respectively. The average monthly revenue was $186,468. The 24 bed assisted living wing which opened July 1, 1994, maintained an average occupancy of 58.3% that was comprised of 62% private and 38% Medicaid. The average reimbursement rates were $50.61 and $52.37 per day for private and Medicaid, respectively. The average monthly revenue was $22,529.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Cumberland Healthcare, L.P. I-A ("Cumberland") and Life Care Centers of America, Inc. ("LCCA"), effective August 4, 1995, entered into a Purchase and Sale Agreement pursuant to which LCCA agreed to acquire seven nursing homes from Cumberland for an aggregate purchase price of $17,900,000, subject to certain pro rations and adjustments. Cumberland owns six of these homes and leases the seventh from an independent owner.

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

NOTE 5 - SUBSEQUENT EVENTS

     Cumberland Healthcare, L.P. I-A and FHP, Inc. (Lessee of FHP - Norwalk f/k/a Rancho Los Padres) have entered into a Lease Termination Agreement effective October 1, 1995. As a condition of this Agreement, RJ Medical Investors, Inc. has assumed the management responsibilities for Pacific Palms Rehabilitation Hospital (f/k/a FHP, Norwalk). FHP, Inc. has placed into escrow a lease termination settlement of $1,566,174 which will be distributed to the Partnership upon transfer of the operating license to the Partnership from the State of California Department of Health Services. Distributed funds will be disbursed as follows: $1,250,000 to First Union Bank, the mortgage holder of the Pacific Palms Rehabilitation Hospital (f/k/a FHP, Norwalk) with the balance of the funds to be used as working capital, for retirement of debt and for cash distributions to partners.






























                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Resident service revenues increased by $460,634 (12.7%) for the nine months ended September 30, 1995, as compared to the same period in 1994.
This increase is primarily due to an increase in census with the opening of the 24 bed assisted living wing at the Sequim, Washington facility on July 1, 1994. Private census increased by 885 patient days and Medicaid census increased by 2,284 patient days for the nine months ended September 30, 1995 compared to the same period in 1994. For the nine months ended September 30, 1995, Medicare and Medicaid revenue totaled $3,358,474 while the Medicare and Medicaid accounts receivable balance totaled $542,287. Resident services expenses increased $333,546 (10.4%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident census and acuity level, along with increased labor costs from the operation of the assisted living wing at the Sequim, Washington facility.

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

    Interest expense decreased by $74,882 (12.3%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This decrease resulted from a reduction of the average level of debt.

    General and Administrative - Other expense increased by $43,191 (57.2%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This increase resulted from the increased cost of legal and consulting fees relating to the proposed sale of seven nursing homes to LCCA which was approximately $16,500, the refinancing costs for Paramount Chateau Convalescent Hospital which included a due diligence retainer, consulting and engineering services and an appraisal totaling $17,245 and legal fees for the FHP, Inc. Lease Termination Agreement and other costs of $9,000, approximately.


    Depreciation and amortization expense decreased by $389,765 (41.2%) for the nine months ended September 30, 1995, as compared to the same period in 1994. This decrease is primarily due to certain furniture and fixture items amounting to $4,313,724 reaching their fully depreciated life.


    Resident service revenues increased by $41,132 (3.3%) for the three months ended September 30, 1995, as compared to the same period in 1994. This increase is primarily due to an increase in Medicaid census of nearly
1,000 patient days along with the opening of the assisted living wing at the Sequim, Washington facility. Resident services expenses increased
$61,275 (5.5%) for the three months ended September 30, 1995, as compared to the same period in 1994.


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

    Interest expense decreased by $17,216 (8.9%) for the three months ended September 30, 1995, as compared to the same period in 1994. This decrease resulted from a reduction of the average level of debt.

    General and Administrative - Other expense increased by $36,921 (183.2%) for the three months ended September 30, 1995, as compared to the same period in 1994. This increase resulted from increased legal and consulting fees relating to the proposed sale of seven nursing homes to LCCA which was approximately $16,500, the refinancing costs for Paramount Chateau Convalescent Hospital which included a due diligence retainer, consulting and engineering services and an appraisal totaling $17,245 and legal fees for the FHP, Inc. Lease Termination Agreements and other costs of $3,176 approximately.


    Depreciation and Amortization expense decreased by $135,186 (42.1%) for the three months ended September 30, 1995, as compared to the same period in 1994. This decrease is primarily due to certain furniture and fixture items amounting to $4,313,724 reaching their fully depreciated life.

    As a result of the above items, the Partnership's net income for the nine months and three months ended September 30, 1995, is $1,533,622 and $467,460, respectively, as compared to $962,483 and $338,484 for the same periods in 1994, representing increases of 59.3% and 38.1% respectively.

    The primary sources of funds for the period ended September 30, 1995, were rental income, revenues from nursing home operations and collection of accounts receivable. These funds were used to pay nursing home expenses, make cash distributions to partners and reduce the amount of outstanding indebtedness. As of September 30, 1995, the Partnership owned eleven nursing homes with a net book value of $18,976,244. Net book value is not necessarily representative of market value.


    In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 to 24 months. These sources include cash flows from operations, rental income and the Raymond James Financial, Inc. line of credit.


    Short-term liquidity requirements consist of funds needed to meet commitments for debt service and administrative and operational expenses. These short term needs will be funded by cash at September 30, 1995, plus 1995 and 1996 rental income, interest income, and cash flows from operations. However, if the future changes in the healthcare market would require extensive capital expenditures by the Partnership in order for its facilities to meet new licensure and/or marketplace standards, the Partnership may be required to seek additional capital sources or increase its long term debt in order to meet potential future expenditure requirements. The General Partner is unable at this time to predict the extent of future capital expenditure needs of the facilities resulting from future changes in the nursing home industry.


    The Partnership has entered into an agreement to terminate the lease with FHP, Inc. on the FHP - Norwalk facility. As part of this agreement, FHP, Inc. has put $1,566,174 into an escrow account that will be distributed to the Partnership upon transfer of the operating licenses to the Partnership by the State of California Department of Health Services. Distributed funds will be disbursed as follows: $1,250,000 to First Union Bank, the mortgage holder of the Pacific Palms Rehabilitation Hospital (f/k/a FHP - Norwalk), with the balance of the funds to be used as working capital, retirement of debt or for Partner cash distributions.


    Should the LCCA transaction not close, the Partnership should be able to meet its funding needs unless LCCA defaults on its lease payments.
Any discussions of rental concessions between the Partnership and LCCA would be evaluated in regards to liquidity and capital reserves. Disputed lease covenants are estimated at less than $50,000 and are not material.


    Mortgage obligations coming due within the next three (3) years will be reviewed prior to their due dates. Based on the Partnership's evaluation of each property and its corresponding mortgage, current interest rates, availability of funds and other relevant factors, each mortgage will be either refinanced, paid off or the property abandoned. If needed for mortgage funding, the Partnership has available income from rental property, facility operational cash flows, the anticipated FHP, Inc.
lease termination settlement and the Raymond James Financial, Inc.
Five Million Dollar ($5,000,000) line of credit.


    The cash balance at September 30, 1995 was $1,289,291. The Partnership had net income of $1,533,622. After adjusting for depreciation, amortization, and changes in operating assets and liabilities, net cash provided by operating activities was $2,437,027. The net cash used in investing activities was $72,189, which includes fixed asset additions.
The net cash used in financing activities was $2,277,722 and consisted of principal payments on notes payable, proceeds from notes payable, and distributions to partners. Significant changes to the balance sheet which affected the cash flow of the Partnership for the period of September 30, 1995, are as follows: Accounts Receivable decreased by $294,288 due to the net effect of Cumberland Healthcare, L.P. I-A's collection of the $525,268 First Union Bank accounts receivable balance, the $151,665 increase in Paramount Chateau's accounts receivable balance due to a change in personnel which resulted in a decreased effort towards the collection of outstanding accounts receivable balances and Paramount Chateau's $86,714 liability to Cumberland Healthcare, L.P. I-A. Prepaid Expenses increased by $39,675 due to three major items. The first being an increase in prepaid property insurance of $20,448. The insurance policy period is from June 1 to June 1 and the 1995/1996 premium increased by $9,878. The second being an increase in Paramount Chateau's prepaid license fee of $3,615. The license period is from June 15 to June 15. Therefore, 1994 has 6 1/2 months of amortization compared to 3 1/2 for 1995. The third item contributing to the prepaid expense increase is the workers compensation insurance premium for employees of Paramount Chateau. The prepaid premium increased by $16,681 as compared to December 31, 1994, due to the payment of the new 8/1/95-8/1/96 policy deposit of $4,510 and a $12,800 carry over from the prior year's policy pending final audit review and settlement. Accounts Payable and Accruals increased by $51,140 as a result of a $30,335 increase in Paramount Chateau's accounts payable due to improved cash management and a $25,827 increase in Cumberland Healthcare, L.P. I-A's accrued payables. Cumberland Healthcare, L.P. I-A's increase is a net result of the $75,900 accrual increase for the real estate taxes and the $50,000 recognition of income from the anticipated decrease in the Medicare/Medicaid liability.
Investment Properties increased by $39,435 as a result of the $25,760 purchase of a nurse call system, heavy duty dryer and various other furniture and fixture items at Olympic Healthcare and the $13,677 purchase of beds, chairs, glass doors and various other furniture, fixture and building improvement items at Paramount Chateau. Construction in Progress increased by $32,754 due to the payments toward the laundry room renovation at Paramount Chateau. Mortgage Notes Payable decreased by $759,356 in most part due to the January 1995, final payment of the Raymond James note balance of $500,000.


    Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The 1993 distribution to Limited Partners totaled $600,000 (2% of the original capital of $30,000,000). The 1994 distribution to the Limited Partners totaled
$1,050,000 (3.5% of the original capital of $30,000,000).   The February
1995 semi-annual distribution to the Limited Partners was $750,000
(2.5% of the original capital of $30,000,000) followed by the August 1995 semi-annual distribution to the Limited Partners of $750,000
(2.5% of the original capital of $30,000,000) resulting in a total distribution to the Limited Partners of $1,500,000 (5.0% of the original
capital of $30,000,000) in 1995.   None of these distributions represented
a return of capital. Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.


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