Form 10-Q/A
period 1995-09-30
CUMBERLAND HEALTHCARE L P I-A
filed 1996-02-14
CIK 790952

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

    The real estate rental segments net income for the nine months ended September 30, 1995, compared to the same period in 1994 increased by $415,098. This increase was mainly due to assets being fully depreciated and depreciation expense decreased by $351,455. Also, total revenues increased by $83,000 due to lease escalators while the corresponding expenses increased only $20,000. The healthcare segments net income for the nine months ended September 30, 1995, increased by $122,055 compared to the same period in 1994. The increase was primarily due to increased census at the Sequim, Washington facility's assisted living wing which increased revenues by $458,601 while nursing home expenses increased by only $333,546 for a net increase of $125,065. This increase along with a decrease in depreciation expense, due to assets being fully depreciated, of $38,320, a decrease in general and administrative expenses of $34,103 and a decrease in interest expense of $13,831 all contributed to the increase in net income. The largest change was due to the fact that in 1994 the minority interest was a loss and upon removal of it income increased by $44,033 but for the same period in 1995 the minority interest was income and the removal of it reduced net income by $45,231 for a net effect of $89,264.

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