Form 10-K
period 1995-12-31
CUMBERLAND HEALTHCARE L P I-A
filed 1996-04-12
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004
                                 FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1995
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

813-573-3800
Registrant's telephone number
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: 30,000

                            Title of Each Class
                   Units of Limited Partnership Interest
                              $1,000 per unit

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES     X        NO

Number of shares outstanding of each of Registrant's classes of securities:
                                         Number of Units
Title of Each Class                      at December 31, 1995

Units of Limited Partnership
Interest:  $1,000 per unit               30,000

There is no public market for the trading of partnership units and therefore no market value can be determined.

                    DOCUMENTS INCORPORATED BY REFERENCE

          Part III and Part IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                             File No. 33-4301

                                  PART I

Item 1.Business

General Development of Business -

   The Registrant is a limited partnership (the "Partnership") composed of Medical Investments Partners (the "General Partner") and purchasers of Partnership units as the limited partners. The General Partner is composed of RJ Health Properties, Inc. and RJ Medical Investors, Inc., both of which are wholly-owned subsidiaries of Raymond James Financial, Inc. The Partnership was formed under the laws of Delaware and commenced operations on March 13, 1986.

Financial Information about Industry Segments -

   The Partnership was formed to engage in only one industry segment, the acquisition of nursing homes subject to leases to third parties. As a result of the bankruptcy of the original lessees of the Partnership's nursing homes, the Partnership, on an interim basis, became the operator of the fourteen nursing homes owned by it pending locating qualified lessees for the nursing homes.

Narrative Description of Business -

   The Partnership's business is to acquire and lease nursing homes, primarily through operating leases expected to generate cash distributions to the Limited Partners from leasing revenues and proceeds from the sale or other disposition of the nursing homes.

Termination and Dissolution of the Partnership -

   Subject to the Limited Partners approval, the General Partner has recommended the Partnership be dissolved and its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement and its assets be liquidated with the proceeds of such liquidation be expended and distributed as required by the Limited Partnership Agreement. Upon distribution of all of the assets of the Partnership, the Partnership will be terminated.

   Nursing Home Operations

   The Partnership owns 99% of Cumberland Healthcare, L.P. I-C which leases the Hillcrest Facility Care Center to Arbor Healthcare Company ("Arbor"). The General Partner owns the remaining 1% of Cumberland Healthcare, L.P. I-
C. The lease provides for a minimum rent of $330,000 per year and additional rent of 4% of net revenue. Total lease payments are capped annually at $545,000. The lease will terminate on January 31, 1999 and Arbor has an option to purchase the facility which expires February 1, 1997 for the greater of $4,624,000 or the fair market value of the facility less authorized capital improvements made by Arbor (currently $714,000), subject to certain prorations and adjustments. The aggregate amount of rent paid by Arbor for the year ended December 31, 1995 was $499,193.

   The Partnership leases Bel Tooren, Imperial, La Habra, Mirada Hills, Northwalk, Rimrock and Sun City (collectively the "LCCA Homes") to Life Care Centers of America ("LCCA"). The leases with LCCA are hereinafter referred to as the "LCCA Leases". The Leases require an annual minimum rent of $1,698,052 for the fiscal year ended May 31, 1995 with annual adjustments based on 6% of the increase in resident service revenues. The LCCA Leases also call for incentive rent based on a 50% sharing of LCCA's net profit from the LCCA Homes. LCCA has an option to purchase the LCCA Homes beginning June 1, 1999 and ending December 31, 1999 for a purchase price equal to the then fair market value of the LCCA Homes; provided, however, that the aggregate price for all the LCCA Homes, pursuant to the option, may not be less than $24,292,000. The LCCA Leases expire in May 2000. LCCA's obligations under the LCCA Leases have been personally guaranteed by the principal shareholder of LCCA. During 1994, the Partnership notified LCCA that it believed that LCCA was in violation of certain technical reporting, rent computation and other covenants of the LCCA Leases since the reports and certifications required to be delivered to the Partnership under the LCCA Leases were not in the detail and form required by the LCCA Leases. LCCA has denied that violations or breaches of the LCCA Leases have occurred. The disputes involve the accounting methods used by LCCA to calculate whether any incentive rent is due. The parties have disagreed as to what credits and debits can be properly used in making the calculation under the LCCA Leases. The General Partner estimates the aggregate amount of these disputes to be $50,000. The Partnership has not recognized any of the disputed amounts as revenue. Resolution of these disputes is a condition precedent to both parties' obligations pursuant to the Purchase Agreement and will be settled, if at all, through negotiations. The General Partner may compromise a portion or all of the disputed amount to settle the disputes. In addition, LCCA has informed the Partnership that it may seek rental concessions under the LCCA Leases in the future.

   The Partnership entered into an agreement with LCCA on August 4, 1995 (the "Purchase Agreement") pursuant to which LCCA has agreed to purchase the seven nursing home facilities which it currently leases from the Partnership located in the state of California for a purchase price of $17,900,000. The Purchase Agreement requires the purchase price to be paid by LCCA as follows:

   (a) LCCA will assume the indebtedness secured by a mortgage on the Rimrock Facility.

   (b) LCCA will deliver a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership (the "LCCA Note"). The LCCA Note matures on the fifth anniversary of its issuance but may be accelerated at the option of the Partnership at the end of two years. A portion of the accrued interest is payable monthly and the balance is due on the maturity of the LCCA Note. However, if the Partnership exercises its right to call the Note after two years, the accrued interest which would otherwise be due at maturity will be canceled; and

   (c) The balance of the purchase price will be paid in cash at closing by federal funds wire transfer to the Partnership.

   The agreement to sell the LCCA Homes to LCCA is subject to Partners' approval.

   Effective September 19, 1990, the Partnership leased its Rancho Los
Padres nursing home to FHP, Inc. ("FHP"), a large California based HMO and the principal subsidiary of FHP International Corporation, for ten years.
The lease for Rancho Los Padres requires FHP, as lessee, to make a monthly minimum lease payment of $22,000 ($264,000 annually) for the first year, $24,500 ($294,000 annually) for the second year, and $24,500 plus the greater of the percentage increase of the Medi-Cal rate or consumer price index increase, but not less than 3% nor more than 8%, for years three through ten of the lease. On October 25, 1995, a Lease Termination
Agreement was signed by Cumberland Healthcare and FHP, Inc. relating to FHP
- - Norwalk f/k/a Rancho Los Padres (Note 4) whereby Cumberland would receive an early lease termination payment. A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. Pursuant to the Lease Termination Agreement, $1,566,174 was placed in escrow, and payment was contingent upon Cumberland obtaining the appropriate license to operate and maintain the FHP - Norwalk facility. In January
1996, the state of California - Department of Health Services issued a license to Cumberland Healthcare to operate and maintain Pacific Palms Skilled Nursing f/k/a FHP - Norwalk f/k/a Rancho Los Padres. After various prorations, working capital advances and interest earned, the net distribution from the escrow account to Cumberland was $1,534,334. On October 1, 1995 there was only one patient resident in the Rancho Facility and as of December 31, 1995 there were thirty resident patients in the home. FHP, as part of the termination agreement, has agreed to maintain at the nursing home an average census of its members/patients sufficient to average not less than five patient days for each day between. September 30, 1995 and October 1, 1996 at a rate which is essentially $45 per patient day greater than market rent. In the event of a sale or subsequent lease of all or any interest in Rancho Prior to October 1, 1996, the Partnership is required to pay to the lessee 50% of the sale proceeds in excess of $1,600,000, up to a maximum total payment of $500,000.

   The initial lease terms with the current lessees of the Partnership's nursing homes (all homes except the Olympic and Paramount Facilities) were generally 10 years. Future minimum rents under non-cancelable lease terms as of December 31, 1995 (prior to the termination of the Rancho Los Padres lease) were as follows:

     Year Ending                   Amount Excluding   Amount Excluding
    December 31,      Amount      Rancho Los Padres    LCCA Facilities

        1996       $ 3,210,644       $ 2,851,836         $  688,808
        1997         3,210,644         2,851,836            688,808
        1998         3,210,644         2,851,836            688,808
        1999         2,908,144         2,549,336            386,308
        2000         1,319,871         1,050,765            269,106

                   $13,859,947       $12,155,609         $2,721,838

    In January 1993, the Partnership entered into an agreement with Mr. Littlejohn on the joint venture expansion of Olympic Healthcare Center. The proceeds from the refinancing were used to repay existing Partnership debt as well as other obligations of Olympic Healthcare Center. In conjunction with this transaction the debt on the facility was refinanced. The Partnership Agreement for Cumberland Healthcare, L.P. I-B was amended to admit Olympic Health Services, Inc., a Washington corporation, as a General Partner and William W. Littlejohn, the current operator, as a Limited Partner with a .5% economic interest (voting interest of 0.49%) and a 49.5% interest in the Partnership, respectively. Cumberland Healthcare, L.P. I-B was previously owned by the Partnership (99% Limited Partner) and Medical Investments Partners (1% General Partner). The Partnership basis in the property was adjusted to fair market value and a corresponding increase to partners' equity of $330,036 was recorded.

    As part of the agreement with Mr. Littlejohn, he and his wife personally guaranteed a construction loan to fund the expansion of Olympic Healthcare Center. Construction on the expansion was begun in June 1993 and completed in July 1994. As a result of the expansion, the Olympic Healthcare Center has added twenty four assisted living units. Mr. Littlejohn's affiliated management company provides management services for Olympic Healthcare Center. The management contract is for the period January 1, 1993, through December 31, 1997, but may be terminated without cause upon 90 days written notice. The management fee is $1,000 per month. The manager is responsible for the day to day operations, books and records, collection of fees, an annual budget and other reports as required. The owner is to provide working capital, cooperation and maintain itself as to be qualified as a nursing home operator in the state of Washington.

    In April 1993, Cumberland Healthcare, L.P. I-A terminated its Rate Swap Agreement with Prudential Global Funding, Inc. dated October, 1986. The Rate Swap Agreement in general fixed the interest rate on the Carteret Savings Bank and the Howard Savings Bank mortgage notes at 11.166%. The termination of this Agreement resulted in a variable interest rate on those notes. The rate on the mortgage note at April 15, 1993 and June 30, 1993 was approximately 5.9%. The total settlement payment made to Prudential Global Funding, Inc. relating to this transaction was $745,000, which was recorded as prepaid interest. This amount was being charged against earnings over the remaining term of the mortgage note until the compromise agreement (see Note 10) between Raymond James Financial, Inc. and Cumberland Healthcare, L.P. I-A became effective. The balance of the prepaid interest ($616,567) has been recorded as an extraordinary item expense in the period ending December 31, 1993.

    In August 1993, Raymond James Financial, Inc., the parent company of the corporate partners of the Partnership's general partner (Medical Investments Partners "MIP"), purchased the Partnership's indebtedness to Carteret Federal Savings Bank and The Howard Savings Bank for $5,779,969 plus accrued interest, which represents an 11.2% discount from the July 31, 1993 principal balances of the indebtedness. The discount was negotiated by the Partnership but the funds to acquire the debt were provided by Raymond James Financial, Inc. in its capacity as agent for the General Partner. Neither Raymond James Financial, Inc. nor any of its affiliates received any economic or other benefit from this transaction other than interest income on the reduced principal balance of the loan. The purchases were from the Resolution Trust Corporation in its capacity as conservator for Carteret Federal Savings Bank and the Federal Deposit Insurance Corporation in its capacity as receiver for The Howard Savings Bank. Relating to these purchases, the Partnership entered into a compromise agreement with Raymond James Financial, Inc. The terms of the compromise agreement provide for a reduction in the total principal and interest payments that the Partnership will be required to make on the remaining indebtedness and a waiver of the $15,000 annual administration fee. As a result of this transaction, the Partnership was relieved of having to pay future principal payments in the amount of $729,004, which has been recorded as an extraordinary gain in the period ending December 31, 1993.

    During 1994 the Partnership refinanced debt secured by the Rancho Los Padres Convalescent Hospital (see Note 5 to Financial Statements). A substantial portion of the proceeds of the $1,500,000 refinancing were used to reduce other debt of the Partnership having a higher interest rate. In January 1995, $500,000 of the proceeds of this loan were used to repay the Raymond James Financial, Inc. indebtedness which matured in October 1994.
In consideration of this debt reduction, Raymond James Financial, Inc. extended the maturity date of the Partnership's term debt to Raymond James Financial, Inc. (see Note 5 to Financial Statements). In addition, Raymond James Financial, Inc. entered into a revolving loan agreement as of December 28, 1994 which provides that Raymond James Financial, Inc. will advance to the Partnership, on a revolving basis up to $5,000,000 at an interest rate of 15.5%. The loan agreement contains typical representations, warranties and covenants, including conditions and restrictions on the borrowing which are: draw requests must be submitted ten (10) business days in advance, disbursements shall be made once a month and borrower must not be in default. The Partnership granted to Raymond James Financial, Inc. a security interest in virtually all of the Partnership's real estate assets and LCCA Leases to secure any advances under the loan agreement. The Loan Agreement matures October 1, 1996. As of the date of this report on Form 10-K the Partnership has not requested an advance on the revolving line of credit. However, in order to maintain the availability of such credit, the Partnership intends to extend or replace the line of credit before October 1, 1996.

    As of December 31, 1995 and 1994, the Partnership and its subsidiaries had 170 and 167 employees, respectively. All employees of the Partnership are located at the Partnership's operated nursing homes.

Regulation

     All of the nursing homes and retirement centers leased or managed by the Partnership are subject to certain federal statutes and regulations and to statutory and regulatory licensing requirements by state and local authorities. State and local agencies survey all facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. Such facilities are also subject to various local building codes and other ordinances, including fire safety codes.

     Government Reimbursement Programs. The Federal government maintains a health insurance program for the aged known as "Medicare." Individual states have programs for medical assistance to the indigent known generally as "Medicaid," which are partially financed by the federal government. Federal grants are conditioned on state compliance with federal regulations. A material portion of the current revenue derived from facilities is received under Medicare, Medicaid, and other governmental programs.

     Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities. Since 1983, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs. In a January 27, 1994 report, the Congressional Budget Office stated that despite recent deficit reduction legislation, the federal budget deficit will begin to rise in 1998 and that "increases in spending for Medicare and Medicaid are the dominant force pushing projected deficits back up as the 20th century nears it end." The report projected that federal Medicaid payments in 1999 will be $151 billion, double the 1993 level. Recent federal budget discussions have targeted the Medicare and Medicaid programs. Proposals to reduce taxes for the middle class and/or the proposed constitutional amendment to require a balanced federal budget could result in Medicare and Medicaid spending reductions. In addition, Congress is considering several proposals that would substantially alter health care delivery and payment systems, both public and private. These reform proposals involve increased reliance on managed care plans that selectively contract with providers, increased incentives for individuals to be cost-conscious, limitations on tax deductions for employee health benefits, provider or insurer price controls, emphasis on outpatient and home-based alternatives to inpatient care, and/or substantial reductions in payments under Medicare and Medicaid.

     Medicaid. Medicaid is a medical assistance program for the indigent and is operated by state governments with financial assistance (approximately 50% of the funds available) from the federal government under a matching program. Medicaid is subject to federally imposed requirements. The Medicaid program refers to the various state administered reimbursement programs created by federal law. Although Medicaid programs vary from state to state, they typically provide for fixed rate payments to healthcare providers based upon historical costs adjusted for inflation and subject to restrictive limitations. Reimbursement rates are determined by the state, while the federal government retains the right to approve or disapprove individual state plans. There are generally two types of Medicaid reimbursement rates: retrospective and prospective. The retrospective rate is one which is determined after completion of the cost report and is designed to reimburse costs after they are incurred. An interim rate based upon historical cost factors and inflation is paid by the state during the cost reporting period and a cost settlement is made following an audit of the filed cost report. Such adjustments may result in additional payments being made to the Partnership or in recoupments from the Partnership, depending on actual performance and the limitations within an individual state plan. The Washington Medicaid program is, at present, a retrospective plan.

     The more prevalent type of Medicaid reimbursement rate is the prospective rate. Under a prospective plan, the state sets its rate of payment for the period in advance of services rendered. The provider must accept the prospective rate as payment in full for all services rendered. There is no settlement based upon actual costs subsequent to the cost report filing. Actual costs incurred during the period are used to establish the prospective rate for a subsequent period. Providers must accept reimbursement from Medicaid as payment in full for the services rendered, since the provider may not bill the patient for more than the amount of the Medicaid payment for services covered by the Medicaid program. Medi-Cal, California's version of Medicaid, currently provides for reimbursement at an established daily rate, as determined by the California Department of Health Services, based on median costs of nursing facilities, classified by bed and geographic location.

     All of the facilities operated and leased by the Partnership participate in the Medicaid program. Under the federal Medicaid statute and related regulations, state Medicaid programs must provide facility rates that are reasonable and adequate to cover the costs of efficiently and economically operated facilities providing services in conformity with state and federal standards. Furthermore, payments must be sufficient to enlist enough providers so that services under the state's Medicaid plan are available to recipients at least to the extent that those services are available to the general population.

     To date, adjustments from Medicaid audits have not had a material adverse effect on the Partnership. While there can be no assurance that future adjustments will not have a material adverse effect on the Partnership, the Partnership believes that it has properly applied the various payment formulas and that the possibility of materially adverse adjustments is remote.

     Medicare. All of the Partnership's facilities (leased and operated) are participants in the Medicare program. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part (Part A) covers inpatient hospital services and services furnished by other institutional healthcare providers, such as long-term care facilities. The second part (Part B) covers the services of doctors, suppliers of medical items and services, home health agencies and various types of outpatient services. Part B services include physical, speech pathology and occupational therapy, pharmaceuticals and medical supplies, certain intensive rehabilitation and psychiatric services, ancillary diagnostic and other services of the type provided by long-term care or acute care facilities. Part A coverage is limited to a specified term (generally 100 days in a long-term care facility) and requires beneficiaries to share some of the cost of covered services through an annual deductible and a co-insurance payment. There are no limits on duration of coverage for Part B services, but there is an annual deductible and a co-insurance requirement for most services covered by Part B.

     The Medicare program is a retrospective program. An interim rate based upon historical cost factors is paid by Medicare during the cost reporting period and a cost settlement is made based on actual costs for the period. Final settlements are subject to an audit of the filed cost report whereby adjustments may result in additional payments being made to the Partnership or in recoupments from the Partnership. Under the Medicare program, the Partnership is reimbursed for its direct costs plus an allocation of indirect costs up to a regional limit.

     Licensure and Certification. Health care facilities must comply with licensing requirements of state and local health agencies, as well as building, health, and life safety codes. In granting and reviewing a facility's license, state health agencies consider the physical buildings and equipment, the qualifications of the administrative personnel and nursing staffs, the quality of nursing programs, and the continuing compliance of the facility with the laws and regulations applicable to its operations.

     Separate standards for certification must be met to participate in Medicaid and Medicare programs. As part of the Omnibus Budget Reconciliation Act of 1987 (the "1987 Act"), Congress adopted legislation that substantially increased the requirements for Medicare and Medicaid certifications. The 1987 Act, as amended, created a number of new sanctions for noncomplying facilities. On August 28, 1992, the HHS issued proposed rules which became final late in 1994 and were implemented in 1995. States are currently changing their rules and regulations to reflect the federal regulations. The newly adopted rules, among other things, allow new sanctions for facilities that are found to be out of compliance with certification standards, including denial of or reductions in payments, fines and the appointment by the state of a manager to operate the facility. If a facility is found to be substandard in three consecutive annual surveys, the state is required to deny payment for new admissions and to appoint a monitor to oversee correction of deficiencies. The Partnership believes that its facilities are substantially in compliance with the applicable Medicare and Medicaid regulatory requirements. However, from time to time the Partnership or its lessees receive notices of deficiencies for failure to comply with various regulatory requirements. The Partnership reviews such notices and takes or requires it lessees to take appropriate corrective action. In most cases, the Partnership or its lessees and the reviewing agency agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. In some cases the reviewing agency may take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. These actions may adversely affect the facility's ability to continue to operate, the ability of the Partnership or its lessees to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs. Additionally, conviction of abuse or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some state regulations provide that all facilities under common control or ownership within a state are subject to being delicensed if any one or more of such facilities is delicensed. Certain of the Partnership's facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was taking steps to decertify the facility from participation in Medicare and Medicaid programs. In all cases, such deficiencies were remedied before any facilities were decertified.

     Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1990 eliminated the different certification standards for "skilled" and "intermediate" care nursing homes under the Medicaid Program in favor of a single "nursing home" standard. This standard requires, among other things, that the Partnership's managed nursing homes have at least one registered nurse on each day shift and one licensed nurse on each other shift and increases training requirements for nurses aids by requiring a minimum number of training hours and a certification test before a nurse's aid can commence work. States continue to be required to certify that nursing homes provide "skilled" care in order to obtain Medicare reimbursement.

     Fraud and Abuse. As a provider of services under the Medicare and Medicaid programs in the U.S., the Partnership is subject to Medicare and Medicaid fraud and abuse law. This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicare or Medicaid patients. In addition, several states in which the Partnership operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Violations of these federal or state laws may result in civil and criminal penalties and exclusion from participation in the Medicaid and Medicare programs. Such laws are broad, vague and seldom have been interpreted by the courts or regulatory agencies. On July 29, 1991, pursuant to the "Medicare and Medicaid Patient and Program Protection Act of 1987," the Inspector General of the Department of Health and Human Services issued "safe harbor" regulations, specifying certain business practices which are exempt from sanctions under the fraud and abuse law. While the Partnership intends to attempt to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactment of new laws or regulations will not have a material adverse affect on the Partnership's business.

Item 2.   Properties

     As of December 31, 1995, the Partnership owns directly or through limited partnership investments the properties or interest in the properties listed below.


                                                   Purchase     Current
Facility Name and Location                           Date     Investment (1)

Leased Facilities:

Sun City Convalescent Center
  Sun City, California (6)                          4/30/86    $ 4,177,054
Bel Tooren Villa Convalescent Hospital
  Bellflower, California (6)                        4/02/86      3,229,088
Hillcrest Care Center
  Waterville, Ohio (3)                             11/19/86      4,158,050
North Walk Villa Convalescent Hospital
  Norwalk, California (6)                           4/02/86      1,971,528
Rancho Los Padres Convalescent Hospital
  Norwalk, California (5)                           4/02/86      2,113,203
Rimrock Villa Convalescent Hospital
  Barstow, California (6)                           4/02/86      2,109,379
Imperial Convalescent Hospital
  La Mirada, California (leasehold) (6)             4/02/86        849,658
Mirada Hills Rehabilitation and
  Convalescent Hospital
  La Mirada, California (6)                         4/02/86      3,989,544
La Habra Convalescent Hospital
  La Habra, California (6)                          4/02/86      2,678,927

Operated Facilities:

Olympic Health Care Center
  Sequim, Washington (2)                           11/19/86      2,938,017 (4)
Paramount Chateau Convalescent Hospital
  Paramount, California                             4/02/86      2,180,253

                                                               $30,394,701


(1) At cost before accumulated depreciation and amortization. Investment shown is entire investment made by owners of the property. Certain properties are not entirely owned by the Partnership. See other footnotes.
(2) The amount represents the entire interest of the owner of the property, however, the Partnership only owns a 49.5% interest acquired through a limited partnership investment.
(3) The current investment amount represents the total investment of which Cumberland Healthcare, L.P. I-A has a 99% Limited Partner interest and Raymond James Health Properties has a 1% interest as a General Partner.
(4) Includes revaluation of assets due to the consummation of the joint venture entered into effective January 1, 1993.
(5) As of January 1, 1996, Rancho Los Padres Convalescent Hospital became an operated facility (See Note 16)
(6)  These are the facilities included in the LCCA Transaction.

  A summary of the land, buildings, related personal property and accumulated depreciation at December 31, 1995 is as follows:

                                                   1995            1995
                                                 Operated         Leased
Land                                           $   920,956     $ 3,761,787
Buildings                                        3,277,814      16,332,237
Furniture & Fixtures                               919,500       4,332,749
Leasehold Interest                                       0         849,658
                                                 5,118,270      25,276,431
Accum. Depreciation
and Amortization                                (1,621,407)     (9,613,875)
                                               $ 3,496,863     $15,662,556


  Properties whose book value constitute 10% or more of the total assets have the following occupancy and lease revenue per bed:

                              Patient Occupancy

                        12/31/95    12/31/94    12/31/93    12/31/92    12/31/91

Bel Tooren Facility       94.2%        94.2%      96.7%       93.2        96.3
Hillcrest Facility        96.3%        96.7%      95.7%       94.8        94.2
Mirada Hills
Facility                  90.8%        90.8%      92.4%       92.8        93.3
Sun City Facility         91.4%        91.4%      94.5%       93.8        95.8

                        Lease Revenue Per Bed Per Day

                        12/31/95    12/31/94    12/31/93    12/31/92    12/31/91
Bel Tooren Facility
(99 Beds)                10.20        9.78      9.28           8.73       8.49
Hillcrest Facility
(100 Beds)               13.42       13.51      13.28         12.42      12.01
Mirada Hills Facility
(158 Beds)               12.53       11.96      11.35         10.81    6.11(1)
Sun City Facility
(99 Beds)                11.29       10.86      10.30          9.81       9.51

(1) The Mirada Hills Facility was not leased until June 1, 1991.

     The Partnership, directly or through a manager, operates two skilled nursing facilities. Paramount Chateau, a 99-bed facility located in California, for the year ended December 31, 1995, maintained an average census of 87.6% that was comprised of 9.9% private, 6.2% Medicare and 83.9% Medicaid. The average reimbursement rates were $79.69, $244.76 and $73.89 per day for private, Medicare and Medicaid, respectively. The average monthly revenue was $234,807. Olympic Healthcare, a 60-bed skilled nursing facility with a 24-bed assisted living wing, for the year ended December 31, 1995, maintained an average census of 88.1% that was comprised of 31.8% private, 11.4% Medicare and 56.8% Medicaid for the 60-bed skilled nursing facility. The average reimbursement rates were $94.75, $173.62 and $94.45 per day for private, Medicare and Medicaid , respectively. The average monthly revenue was $183,536. The 24-bed assisted living wing, which opened July 1, 1994, maintained an average census of 60.3% for the year ended December 31, 1995, which was 61% private and 39% Medicaid. The average reimbursement rate for Private and Medicaid was $49.97 and $19.87, respectively. The average monthly revenue was $23,644. The average occupancy rates for all homes operated by the Partnership were 84%, 92% and 92% for the years ended December 31, 1995, 1994, and 1993, respectively.
The Partnership has no plans for any major renovations in the next 12 months.

Item 3.   Legal Proceedings

     There are no material pending legal proceedings to which the Partnership is a party or to which its property is subject. Therefore, no provision has been made in the accompanying financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1995.

                                    PART II
Item 5.   Market for the Registrant's Securities and Related Security Holder
          Matters

(a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

(b)  Approximate number of Equity Security Holders:
                                                      Number of Record Holders
            Title of Class                             as of December 31, 1995
Units of Limited Partnership Interest                           1,937
General Partner Interest                                            1

     No Limited Partner owns more than 5% of the Units. The General Partner Interest is owned by Medical Investments Partners, The Raymond James Financial Center, 880 Carillon Parkway, St. Petersburg, Florida 33716.

(c)  Total Units of Limited Partnership (1,000 units)           30,000
     Total Units Outstanding ($1,000 per unit)                  30,000

                                                1995        1994        1993
Distributions to Limited Partners           $1,500,000  $1,050,000  $  600,000
Distributions to General Partner                30,612      21,430      12,244

None of the distributions for 1995, 1994 or 1993 represent any return of capital on a GAAP basis.

Item 6.  Selected Financial Data

                        1995        1994        1993        1992        1991

Total Revenues(1)  $ 8,809,352 $ 8,175,317 $ 7,760,425 $ 7,307,680 $ 8,686,193
Net Income(Loss)(2)  1,966,546   1,613,748     964,440     197,440   (363,843)
Total Assets        22,181,442  22,618,448  26,301,479  26,061,273  26,435,316
Mortgage Notes
 Payable             7,946,917   8,782,497  10,889,660  13,415,224  13,797,030
Distributions to
 Limited Partners
 Per Partnership
 Unit                    50.00       35.00       20.00       10.00        -0-
Net Income(Loss)(2)
 Per Unit           $    64.24  $    52.72  $    31.50  $     6.45  $  (11.89)

(1)   Includes $5,411,349 in 1995, $4,944,871 in 1994, $4,526,516 in 1993,
      $4,156,002 in 1992 and $5,914,917 in 1991 from nursing home operations. Total revenues in 1993 omit extraordinary gain on sale of minority interest and forgiveness of indebtedness.
(2) Net Income (Loss) and Net Income (Loss) Per Unit does include the gains referred to in the preceding footnote.

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditors' opinion included elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Resident service revenues increased by $466,478 (9.4%) for the year ended December 31, 1995, compared to the same period in 1994, due to the increase in census of the assisted living wing at the Sequim, Washington facility which opened in July, 1994. Resident days at the Sequim, Washington facility, skilled nursing and assisted living wing, increased by 4,851 in 1995. A decrease in census of 1,895 days at the Paramount, California facility partially offset the resident service revenues increase at the Sequim, Washington facility. Resident service revenues increased by $418,355 (9.2%) for the year ended December 31, 1994, compared to the same period in 1993, due to a continued increase in total census and favorable census mix. Although the total increase in patient days was 145 the increase in private and Medicare days was 2,669 versus a decline in Medicaid days of 2,524. The higher paying private and Medicare improved the census mix. Medicare and Medicaid revenues totaled $4,123,832, $3,951,735 and $3,637,823 for the years ended December 31, 1995, 1994 and 1993, respectively. Medicare and Medicaid accounts receivable balance totaled $538,867 and $443,643 for the years ended December 31, 1995 and 1994, respectively. The Medicare and Medicaid increased receivable balances at December 31, 1995 as compared to December 31, 1994 are due to increased revenue resulting from increased census and slower collections of accounts receivables. The slower collections of accounts receivable was due to a change in personnel in the business office which caused a gap in the billing of Medicaid and Medicare claims until a qualified business office manager could be retained, which occured in November 1995. There are no disputed Medicaid or Medicare claims.

   Resident service expenses increased $295,576 (6.7%) for the year ended December 31, 1995, compared to the same period in 1994 due to an increase in payroll and related expenses from the increased total census at the facilities.
Resident service expenses increased by $486,163 (12.3%) for the year ended December 31, 1994, compared to the same period in 1993, due to both an increase in payroll expenses and ancillary costs necessary to provide care for the increased census and higher acuity level of the residents.

   Rental income increased by $141,818 (4.4%) for the year ending December 31, 1995, compared to the same period in 1994 due to escalations built into the lease agreements. The escalation clause in the LCCA lease agreement calls for an adjustment based on 6% of the difference between the base year (June 1, 1993 through May 31, 1994) revenues of the seven leased homes, net of contractuals, and the most recent period (June 1 through May 31) revenues (net of contractuals) for the seven leased homes. Prior year adjustments were based on a fixed rate per bed (660) per day of $9.00 for the period June 1, 1992 through June 1, 1993, to $9.50 per bed per day for the period June 1, 1993 through May 31, 1994, and to $10.00 per bed per day for the period June 1, 1994 through May 31, 1995. This escalation resulted in an increase in rental income of $115,919 from the year ending December 31, 1994 to the year ending December 31, 1995 and $120,450 from the year ending December 31, 1993 to the year ending December 31, 1994. The Arbor lease agreement has a fixed base rate with a contingent lease payment of 4% of the leased home's revenues, net of contractuals, which accounted for $21,008 of the increase in rental income from the year ending December 31, 1994 to the year ending December 31, 1995 and $8,283 from the year ending December 31, 1993 to the year ending December 31, 1994. The balance of the increase is from the FHP lease which calls for an increase effective October first of each year based on the greater of that years Medi-Cal rate increase or consumer price index increase but not less than 3% nor more than 8% for 1993 until lease termination. The FHP lease was terminated in January, 1996 as described in Note 18 to the attached financial statements. Rental income increased by $151,787 (5.0%) for the year ending December 31, 1994, compared to the same period in 1993 due to escalations built into the lease agreements. (See Note 4 for lease status).

   Interest income increased $25,739 (69.4%) for the year ending December 31, 1995, compared to the same period in 1994 due to increased average cash balances. Interest income decreased $155,250 (80.7%) for the year ending December 31, 1994, compared to the same period in 1993 due to the prepayment in September, 1993, of the Multicare notes receivable and the decrease in interest bearing funds which were used to pay down notes payable having a higher interest cost.

   General and Administrative - Other expense increased by $150,785
(149.8%) due to legal and accounting expenses. The negotiation and drafting of the sales contract with LCCA cost $136,709 in legal and accounting fees and the lease termination agreement with FHP incurred legal and accounting fees of $4,793. Affiliate expense increased by $34,440 (353%) for the year ending December 31, 1995, compared to the same period in 1994 due to the time and travel required by senior management to negotiate and execute the LCCA sale and the FHP lease termination. Affiliate expense decreased by $31,150 (76.1%) for the year ending December 31, 1994 compared to the same period in 1993 due to 1993 having two major issues requiring senior management involvement. These were the joint venture of Olympic Healthcare and obtaining the $5,000,000 line of credit. Other expense decreased by $29,455 (22.6%) for the year ending December 31, 1994, compared to the same period in 1993 due to the decreased use of legal counsel. In 1993, two major issues required additional costs for legal counsel, one being the joint venture of Olympic Healthcare amounting to $19,485 and the other being the legal costs amounting to $13,900 for the $5,000,000 line of credit.

   Interest expense decreased by $85,751 (10.7%) for the year ending December 31, 1995, compared to the same period in 1994 due to the net effect of the $500,000 payoff of the Raymond James debt balance on January 3, 1995, the $950,000 pay down of the WMF/Huntoon debt balance with funds acquired from the $1,500,000 First Union National Bank refinancing of the Rancho Los Padres facility. Interest Expense - Affiliate decreased by $107,784 due to the payoff of the Raymond James debt which had an interest rate of 13%. Interest Expense -Other increased by $22,033 due to the net effect of the $950,000 paydown of the WMF/Huntoon debt which had an interest rate of 10% for the 1995 period and the new $1,500,000 First Union National Bank debt which had an average interest rate of 8.8%. Interest expense decreased by $508,046 (38.7%) for the year ending December 31, 1994, compared to the same period in 1993, due to the accelerated principal payment of notes payable.

   For the year ending December 31, 1993, a gain of $165,175 was realized on the sale of a minority interest. Effective January 1, 1993, Cumberland Healthcare, L.P. I-B sold one-half of its limited partnership economic interest (49.5%) to William W. Littlejohn, the current operator of the Olympic Healthcare Center (the only asset of the Partnership) and one-half of its general partnership economic interest (.49% of the voting interest) to Olympic Health Services, Inc., a Washington Corporation. These interests were sold for $300,000 and resulted in a gain to the Partnership of $165,175. This effectively terminated Cumberland
Healthcare, L.P. I-B. Simultaneously with the closing, the Partnership agreement for Cumberland Healthcare, L.P. I-B was amended to admit Olympic Health Services, Inc. and William W. Littlejohn as partners. This resulted in a new partnership which is consolidated with Cumberland Healthcare, L.P. I-A because of its continuing control.

   Based upon an appraisal of the center, the basis of the property acquired was adjusted to fair market value with a corresponding adjustment to partners' equity of Cumberland Healthcare, I-B of $330,036. The basis adjustment was allocated to the new partners only.
The basis of the remaining one-half interest owned by Cumberland Healthcare, L.P. I-A was unchanged.

   Depreciation expense decreased by $240,625 (25.3%) for the year ended December 31, 1995 compared to the same period in 1994 due to the original acquisition costs of furniture and fixtures for most of the facilities being fully depreciated for the entire year of 1995 while starting April 1, 1994 they were fully depreciated for a partial year. Depreciation expense decreased by $380,590 (28.6%) for the year ended December 31, 1994 compared to the same period in 1993 due to the original acquisition costs of furniture and fixtures for most of the facilities being fully depreciated starting April 1, 1994 compared to none in 1993.
   Also, due to the refinancing of the Carteret loan, there was, in 1993, forgiveness of debt for $729,004, which is offset by a write-off, in 1993, of $616,567 of prepaid interest, netting to additional 1993 income of $112,437.

   As a result of the above revenue and expense items, the Partnership had a $1,966,546 net income for the year ending December 31, 1995, $1,613,748 net income for the year ending December 31, 1994 and $964,440 net income for the year ending December 31, 1993. Inflation and changing prices have not had a material impact on net revenues and losses from continuing operations over the past three years.

   The operating income for the real estate rental segment increased by $248,691 for the year ended December 31, 1995, compared to the same period in 1994, due to escalations built into the lease agreements, lower depreciation expense due to furniture and fixtures being fully depreciated for the year compared to being fully depreciated for eight months in the prior year, and continued principal reductions of the related debt thus reducing interest expense. The operating income for the real estate rental segment increased by $714,862 for the year ended December 31, 1994, compared to the same period in 1993 due to escalations built into the lease agreements, lower depreciation expense due to furniture and fixtures being fully depreciated for eight months of the year and continued principal reductions of the related debt thus reducing interest expense.

   The operating income from the healthcare segment increased by $122,694 for the year ended December 31, 1995, compared to the same period in 1994 due to furniture and fixtures being fully depreciated for a full year compared to only eight months in 1994 and resident service revenues increase due to total census increasing by 2,956 total days. The operating income from the healthcare segment decreased by $181,260 for the year ended December 31, 1994, compared to the same period in 1993, due primarily to 1993 having a $165,175 gain on sale of minority interest and increased interest expense due to a full year of interest expense compared to four months in 1993 when Olympic Healthcare was refinanced for $1,350,000 in September of 1993. This decrease was offset by $22,023 due to furniture and fixtures being fully depreciated for eight months of the year.

                      LIQUIDITY AND CAPITAL RESOURCES

   The primary sources of funds for the periods ending December 31, 1995, 1994 and 1993 were rental income, revenues from nursing home operations, prepayment of the Multicare notes receivable and proceeds from notes payable. The Multicare notes were four purchase money promissory notes ($1,250,000 at maturity) for the three nursing homes sold to Multicare, March 31, 1990. The purchase money notes secured by Holly Manor Nursing Home and Hopkins House Nursing Home provided for interest to accrue and to be paid at maturity. One purchase money note secured by Quakertown Manor Nursing Home provided for no interest until maturity and another purchase money note secured by Quakertown Manor provided for principal payments of $50,000 per year, plus interest compounded annually at 10% until maturity (March 31, 1995). The notes averaged, approximately, an 11% interest rate. In September of 1993, Multicare paid the principal and accrued interest balances in full along with a prepayment penalty of $78,344.

   These funds were used to pay nursing home expenses, pay recurring debt service, to make cash distributions to partners and to reduce the amount of outstanding indebtedness. As of December 31, 1995, the Partnership owned eleven nursing homes with a net book value of $19,159,419. Net book value is not necessarily representative of market value.

   In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources, and the resources will be sufficient to meet the Partnership's needs for the next 12 to 24 months.

   Short-term liquidity requirements consist of funds needed to meet commitments for debt service, administrative expenses and operations. These short term needs will be funded by cash at December 31, 1995, plus 1996 rental income, interest income, and income from resident service revenues. Also available to assist in meeting these commitments is a $5,000,000 revolving line of credit. The revolving line of credit is with Raymond James Financial, Inc. and allows the Partnership advances up to $5,000,000 at an interest rate of 15.5%. There is no current borrowing against the line of credit and the full line of $5,000,000 is available. The loan agreement contains typical representations, warranties and covenants, including conditions and restrictions on the borrowing. Draw requests must be submitted ten (10) days in advance, disbursements shall be made once a month, and borrower must not be in default. The Partnership granted to Raymond James Financial, Inc. a security interest in virtually all of the Partnership's real estate assets and LCCA Leases to secure any advances under the loan agreement. The loan agreement matures on October 1, 1996.

   Debt service due in 1996 of $3,358,786 is primarily comprised of $1,272,546 of debt on the Rimrock facility and the $1,824,971 debt on the Sun City facility. The Sun City debt is due on April 30, 1996. The Rimrock debt of $1,272,546 is callable on thirty days notice and has been since February, 1994. If these notes are called the Partnership will evaluate the options at that time including but not limited to refinancing, loan extensions, payoff of the notes or return of the properties to the mortgagors.

   In the opinion of the General Partner, the Partnership has sufficient funds or sources of funds to remain liquid for the next 12 - 24 months. These sources include cash flows from operations, lease revenue and the Raymond James Financial, Inc. line of credit. The General Partner is not aware of any trends that may significantly affect the Partnership's liquidity. However, if the future changes in the healthcare market would require extensive capital expenditures by the Partnership in order for its facilities to meet new licensure and/or marketplace standards, the Partnership may be required to seek additional capital sources or increase its long term debt in order to meet potential future expenditure requirements. The General Partner is unable at this time to predict the extent of future capital expenditure needs of the facilities resulting from future changes in the nursing home industry.

   The cash balance at December 31, 1995 was $1,626,628 compared to $1,202,175 at December 31, 1994. The Partnership's net income for 1995 was $1,966,546. After adjusting for depreciation, amortization, and changes in operating assets and liabilities, net cash provided by operating activities was $2,905,347. The net cash used in investing activities was $126,497,
which includes fixed asset additions.   The net cash used in financing
activities was $2,354,397 and consisted of principal payments on notes payable and distributions to partners. Significant changes to the balance sheet which affected the cash flow of the Partnership at December 31, 1995 are as follows:

   Accounts receivable decreased $303,118 due to the net effect of the Partnership's collection of a $525,268 receivable from First Union National Bank and the increase in the Paramount, California facility's receivable of $107,320 due to a change in personnel which resulted in a decrease of the collection effort of receivables and an increase of $59,000 in receivables from lease payments due to the Partnership. Investment properties increased by $48,756 after taking into account depreciation. This increase was due to new additions at the Paramount, California facility of furniture, beds, doors and medical equipment. Construction in progress increased by $74,324 due to a laundry addition built at the Paramount, California facility. Accounts payable decreased by $100,288 due primarily to a reduction in the Medicaid liability of $100,000. Mortgage notes payable to affiliates decreased by $500,000 due to the refinancing of Rancho Los Padres in 1994 and subsequent paydown of the debt with the proceeds in 1995 as referred in collection of receivables above.

   The 1995 distribution to the limited partners totaled $1,500,000 (5% of the original capital of $30,000,000) and for 1994 totaled $1,050,000 (3.5% of the original capital of $30,000,000). None of these distributions represented a return of capital. Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.

                         INDEPENDENT AUDITOR'S REPORT

To the Partners of
  Cumberland Healthcare, L.P. I-A

         We have audited the accompanying consolidated balance sheets of Cumberland Healthcare, L.P. I-A (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Healthcare, L.P. I-A as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14 in the index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          SPENCE, MARSTON, BUNCH, MORRIS & CO.
                                          Certified Public Accountants

Clearwater, Florida
March 14, 1996


                          CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31,    DECEMBER 31,
                                                  1995            1994
              ASSETS                                           (Restated)

Cash and Cash Equivalents                     $  1,626,628    $  1,202,175
Restricted Cash                                     59,272          52,780
Accounts Receivable (Net of Allowance
  of $73,373 and $63,866)                          705,511       1,008,629
Prepaid Expenses                                    74,681          44,683
Deferred Debt Costs (Net of Accumulated
  Amortization of $42,336 and $22,898)              71,094         102,777
Intangible Assets (Net of Accumulated
  Amortization of $33,285 and $22,190)             410,513         421,608
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
  of $11,235,282 and $10,560,149)               19,159,419      19,785,796
Construction in Progress                            74,324               0

      Total Assets                            $ 22,181,442    $ 22,618,448

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                            $    955,713    $  1,067,429
  Accrued Payroll                                  236,217         219,284
  Interest Payable - Affiliate                           0           6,582
                   - Other                          34,646          33,569
  Payable to Related Parties
                   - General Partner                11,054          26,435
                   - Affiliates                    346,399         312,528
  Mortgage Notes Payable
                   - Affiliate                           0         500,000
                   - Other                       7,946,917       8,282,947
  Minority Interest                                675,458         630,570

      Total Liabilities                         10,206,404      11,079,344

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at December 31, 1995 and 1994)              12,261,618      11,834,403
  General Partner                                 (286,580)       (295,299)

      Total Partners' Equity                    11,975,038      11,539,104

      Total Liabilities and Partners' Equity  $ 22,181,442    $ 22,618,448

                             CONSOLIDATED STATEMENTS OF INCOME

                                    FOR THE YEARS ENDED

                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                       1995           1994           1993
                                                   (Restated)
Revenues:
  Net Resident Service Revenues    $  5,411,349   $  4,944,871   $  4,526,516
  Rental Income                       3,335,178      3,193,360      3,041,573
  Interest Income                        62,825         37,086        192,336

      Total Revenues                  8,809,352      8,175,317      7,760,425

Expenses:
  Resident Service Expenses           4,734,184      4,438,608      3,952,445
  Interest Expense - Affiliate              637        108,421        177,086
                   - Other              716,807        694,774      1,134,155
  Rent Expense                          300,283        293,099        278,750
  Property Management Fees -
    General Partner                      41,287         39,531         37,648
  General and Administrative
                  - Affiliates           44,197          9,757         40,907
                  - Other               251,440        100,655        130,110
  Depreciation and Amortization         709,083        949,708      1,330,298

      Total Expenses                  6,797,918      6,634,553      7,081,399

Operating Income                      2,011,434      1,540,764        679,026

Non-Operating Income or Expense Items:
  Gain on Sale of Minority Interest           0              0        165,175

Net Income Before Minority Interest   2,011,434      1,540,764        844,201

  Minority Interest in Net (Income)/Loss
    of Consolidated Subsidiary          (44,888)        72,984          7,802

Income Before Extraordinary Items     1,966,546      1,613,748        852,003

Extraordinary Item:
  Forgiveness of Indebtedness                 0              0        729,004
  Write-Off of Prepaid Interest               0              0       (616,567)

Net Income                         $  1,966,546   $  1,613,748   $    964,440

Allocation of Net Income -
  Limited Partners                 $  1,927,215   $  1,581,473   $    945,151
  General Partner                        39,331         32,275         19,289
                                   $  1,966,546   $  1,613,748   $    964,440

Per $1,000 Limited Partnership Unit
  Outstanding -
    Income Before Extraordinary
                     Item          $      64.24   $      52.72   $      27.83
  Extraordinary Item                          0              0           3.67

  Net Income                       $      64.24   $      52.72   $      31.50

Number of Limited Partnership Units
  Outstanding                            30,000         30,000         30,000


                        CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                     Limited         General       Total
                                     Partners'       Partner's    Partners'
                                      Equity          Equity       Equity

Balance at December 31, 1992       $ 10,796,063   $  (316,489)  $ 10,479,574

Net Income - 1993                       945,151        19,289        964,440

Distribution                           (600,000)      (12,244)      (612,244)

Revaluation                             161,716         3,300        165,016


Balance at December 31, 1993         11,302,930      (306,144)    10,996,786

Net Income - 1994 (Restated)          1,581,473        32,275      1,613,748

Distribution                         (1,050,000)      (21,430)    (1,071,430)

Balance at December 31, 1994
(Restated)                           11,834,403      (295,299)    11,539,104

Net Income - 1995                     1,927,215        39,331      1,966,546

Distribution                         (1,500,000)      (30,612)    (1,530,612)

  Balance at December 31, 1995     $ 12,261,618   $  (286,580)   $11,975,038


                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      FOR THE YEARS ENDED

                                       DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                          1995          1994          1993
                                                     (Restated)
Cash Flows from Operating Activities:
  Net Income                           $ 1,966,546  $ 1,613,748   $   964,440
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation and Amortization        709,083      949,708     1,330,298
      Gain on Sale of Minority Interest          0            0      (165,175)
      Minority Interest in Net Income
       (Loss)                               44,888      (72,984)       (7,802)
      Forgiveness of Indebtedness                0            0      (729,004)
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Accounts
          Receivable                       303,118      (635,100)     107,686
        (Increase) Decrease in Prepaid
          Expenses                         (29,998)       36,218        2,979
        (Increase) Decrease in
          Restricted Cash                   (6,492)       (2,627)      73,417
        Increase (Decrease) in Payable to Related
          Parties                            18,490     (338,906)      28,556
        Increase (Decrease) in Payables
         and Accruals                      (100,288)     (19,292)    (171,006)

            Net Cash Provided by Operating
              Activities                  2,905,347    1,530,765    1,434,389

Cash Flows from Investing Activities:
  (Additions) to Investment Properties      (52,173)     (44,820)    (133,671)
  (Additions) to Construction in Progress   (74,324)     (64,132)     (10,703)
  (Increase) Decrease in Notes Receivable         0            0    1,523,378

            Net Cash Provided by (Used in)
              Investing Activities         (126,497)    (108,952)   1,379,004

Cash Flows from Financing Activities:
  Proceeds from Mortgage Notes Payable            0    1,500,000    1,350,000
  Payments of Mortgage Notes Payable       (836,030)  (3,606,713)  (3,146,560)
  (Increase) Decrease in Deferred Debt Costs 12,245 (53,411) (48,827) Distribution to Partners:
    Limited Partners                     (1,500,000)  (1,050,000)    (600,000)
    General Partner                         (30,612)     (21,430)     (12,244)

            Net Cash (Used in) Financing
              Activities                 (2,354,397)  (3,231,554)  (2,457,631)

Increase (Decrease) in Cash and
 Cash Equivalents                           424,453   (1,809,741)     355,762

Cash and Cash Equivalents
 at Beginning of Year                     1,202,175    3,011,916    2,656,154

Cash and Cash Equivalents at End of     $ 1,626,628  $ 1,202,175  $ 3,011,916
 Year
Supplemental Disclosure of Cash Flow Information:
  Interest Paid                         $   723,159  $   829,887  $ 2,087,602

See Note 8 for Non-Cash Investing and Financing Activities


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

NOTE 1 - ORGANIZATION:

     Cumberland Healthcare, L.P. I-A (the "Partnership"), a limited partnership, was organized under the provisions of the Delaware Revised Uniform Limited
Partnership Act as amended. Operations commenced on March 13, 1986, for the purpose of acquiring and leasing nursing homes. The Partnership will terminate on December 31, 2020, or sooner, in accordance with the terms of the Limited Partnership Agreement.

     Medical Investments Partners, the General Partner, manages and controls the business and affairs of the Partnership. Medical Investments Partners is a Florida general partnership, whose corporate partners are RJ Health Properties, Inc. and RJ Medical Investors, Inc., both wholly-owned subsidiaries of Raymond James Financial, Inc.

     These consolidated financial statements include the accounts of several limited partnerships in which the Partnership is a 99% Limited Partner. Detailed information as to the consolidated entities is as follows:

                                     Net Book Value              Income/Loss
                                     of Investment   Net           Sharing
                         General     Properties at  Income    Limited  General
Partnership Name         Partner        12/31/95    (Loss)   Partners  Partner

Cumberland Healthcare,   Medical
  L.P. I-A             Investments $14,527,881  $1,681,067      N/A      N/A
                        Partners

Cumberland Healthcare,  Medical
  L.P. I-B *          Investments    2,084,812      44,889      99%       1%
                       Partners &
                    Olympic Health
                    Services, Inc.

Cumberland Healthcare,   Medical
  L.P. I-C             Investments   2,546,726     240,590      99%       1%
                        Partners

Columbia Healthcare      Medical
  Partners, II-A,      Investments           0           0      99%       1%
  L.P.                  Partners

Columbia Healthcare      Medical
  Partners III-A       Investments           0           0      99%       1%
                        Partners

                          Total    $19,159,419  $1,966,546

* A 50% interest was sold to Olympic Health Services, Inc. and William Littlejohn effective as of January 1, 1993.

Allocation of Net Income and Net Losses

    Net income and loss of the Partnership, other than that attributable to a sale or other disposition of the properties, shall be allocated 98% to the Limited Partners and 2% to the General Partner. Any distributions of cash from operations for any year shall be distributed 98% to the limited partners and 2% to the General Partner until the limited partners have received distributions of cash from operations for such year equal to 9% of their respective adjusted capital contribution; thereafter, any remaining cash from operations for such calendar year shall be distributed 85% to the limited partners and 15% to the General Partner. In no event shall such cash from operations distributed to the General Partner for any calendar year exceed 10% of the total distributions of cash from operations made for such calendar year.

Net income or loss and cash distributions from the sale or other disposition of the Properties will be allocated as formulated in the Limited Partnership Agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

                         Basis of Accounting

                         The accompanying financial statements are prepared
on the accrual basis. Revenues are recognized when earned and expenses are recognized as obligations when incurred. These financial statements include the accounts of Cumberland Healthcare, L.P. I-B, Cumberland Healthcare, L.P. I-C, Columbia Healthcare Partners II-A, L.P., and Columbia Healthcare Partners III-A, in all of which the Partnership is a 99% Limited Partner except for Cumberland Healthcare, L.P. I-B, which is owned 49 1/2% by William Littlejohn (see Note 9). The only activity of these entities is to hold title for certain of the properties included in these financial statements. See Note 1 for further explanation.

Cash and Cash Equivalents

It is the Partnership's policy to include all money market funds, commercial paper and banker's acceptances with an original maturity of three months or less in Cash and Cash Equivalents.

Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, the Partnership is required to categorize its debt and equity securities as held-to-maturity, available-for-sale or trading securities. Classification is dependent upon the Partnership's intent in holding the securities. All of the Partnership's securities are considered held-to-maturity. There were no investments in securities held as of December 31, 1995 and 1994.

Concentrations of Credit Risk

Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of short-term investments and receivables.

The Partnership's short-term investments are primarily in high quality securities placed with institutions with high credit ratings. The Partnership's investment policy limits the exposure to concentration of credit risk.

The Partnership's receivables are related to medical services and are primarily due from federal and state agencies in California and Washington and are not collateralized.

The Partnership maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 requires disclosure regardless of the degree of risk.

     Investment Properties

     These assets are carried at the lower of cost, or net realizable value plus a revaluation increase for Olympic Health Care of Cumberland Healthcare, L.P. I-B. Impairment in value is reflected as an adjustment to carrying value when appropriate. There was no impairment in value in 1994 or 1995. Implementation of SFAS 121 relating to disclosure and adjustment for impairment in value of long-term assets is not expected to have a material effect on the Partnership.

     Major additions are capitalized while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. When property is retired or otherwise disposed of, the cost of the property is eliminated from the asset account, accumulated depreciation is charged with an amount equal to the depreciation provided, and the difference, if any, is charged or credited to income.

     Depreciation is provided for on the straight-line method over the estimated useful lives which are as follows:

             Building and Improvements:              35 Years
             Furniture and Fixtures:                 8 Years
             Leasehold Interest:                     8-28 Years

     Notes Receivable

     The notes receivable were recorded at their face amounts with accrued and unpaid interest added to the principal balances. The notes were all purchase money, promissory notes secured by real property with interest rates averaging approximately 11%.

     Payment of all notes was received from Multicare in September 1993. At that time, principal and accrued interest balances were paid in full along with a prepayment penalty of $78,344.

     The Multicare notes were four purchase money promissory notes ($1,250,000 at maturity) for the three nursing homes sold to Multicare, March 31, 1990. The purchase money notes secured by Holly Manor Nursing Home and Hopkins House Nursing Home provided for interest to accrue and to be paid at maturity. One purchase money note secured by Quakertown Manor Nursing Home provided for no interest until maturity and another purchase money note secured by Quakertown Manor provided for principal payments of $50,000 per year, plus interest compounded annually at 10% until maturity (March 31, 1995). The notes averaged, approximately, an 11% interest rate.

Deferred Debt Costs

     Deferred debt costs represent the cost of obtaining financing for the Partnership. Such costs are being amortized on a straight-line basis over the life of each applicable loan, expiring between 1997 and 2003.

     Medicare/Medicaid Settlements

     The Partnership does not record any Medicare or Medi-Cal receivables above their current rate of reimbursement. All third party receivables from Medicare and Medi-Cal are recorded at net of contractuals. No receivables are recorded for third party settlements. The accounts payable for third party settlements for prior years were $378,851 and $486,152 for the years ended December 31, 1995 and 1994, respectively.

     Resident Service Revenues

     Resident Service Revenues are reported net of provisions for contractual and other adjustments in the Consolidated Statements of Income for financial reporting purposes. There are no revenues from outside donations included in Resident Service Revenues.

     Income Taxes

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the Partners in their individual income tax returns. Accordingly, no provision for such taxes has been made.

     Intangible Assets

     Intangible assets are comprised of a licensing fee and goodwill which were recognized upon the revaluation of assets due to the sale of one half of the Partnership's interest in Cumberland Healthcare, L.P. I-B. (See Note
9). The licensing fee represents the value of the license to operate the Olympic Health Care Center. Goodwill represents the excess of the cost of the partnership interest over the fair value of the net assets as of the revaluation date, January 1, 1993. These items are being amortized on the straight line method over 40 years.

     Leases

     The Partnership accounts for all its leases under the operating method, with the leased property recorded as an asset at cost. The leasehold interest is being amortized over the remaining life of the lease (28 years) on the straight-line method.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

     Fair Value of Financial Instruments

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at December 31, 1995 because of the relatively short maturity of these instruments. The difference between the carrying value and fair value of the mortgage notes payable at December 31, 1995 is not material based on borrowing rates currently available to the company.

     Reclassification

     Certain items in the 1994 and 1993 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1995 statements.

NOTE 3 - RELATED PARTY TRANSACTIONS:

     The General Partner manages the operations of the Partnership's investment properties and is entitled to a property management fee equal to 1.25% of gross lease payments received by the Partnership. This amounted to $41,287, $39,531 and $37,648 for 1995, 1994 and 1993, respectively.

     The General Partner is reimbursed for general and administrative costs on an accountable basis. The General Partner's reimbursable costs were $28,067, $6,908 and $26,387 for 1995, 1994 and 1993, respectively.
Affiliates of the General Partner are reimbursed for direct costs incurred on behalf of the Partnership. Direct reimbursable costs amounted to $7,920, $1,153 and $6,374 for 1995, 1994 and 1993, respectively. These costs are included in the Consolidated Statements of Income.

     The General Partner is reimbursed a general and administration fee of up to .5% of the Partnership's aggregate capital contributions on an annual basis for certain expenses incurred on behalf of the Partnership. The General Partner's reimbursable expenses were $8,210, $1,696 and $8,146 for 1995, 1994 and 1993, respectively. These expenses are accrued but not paid and are included in the Consolidated Statements of Income.

     As of December 31, 1995, 1994 and 1993, the amounts payable to the General Partner and affiliates for the above items are $357,453, $338,963 and $677,869, respectively. The payable is non-interest bearing, unsecured and payable on demand.

NOTE 4 - LEASES AND INVESTMENT PROPERTIES:

     Leases

     The Partnership leases Hillcrest Care Center to Arbor Health Care Company ("Arbor"). The lease with Arbor requires the lessee to make a minimum rent payment of $330,000 per year and additional rent payments based on four percent (4%) of net revenue. Total lease payments are capped annually at $545,000. The lessee has an option to purchase the facility which becomes effective February 1, 1995 and terminates February 1, 1997, at an amount determined according to the lease agreement.

     The Partnership leases Bel Tooren, Imperial, La Habra, Mirada Hills, Northwalk, Rimrock and Sun City to Life Care Centers of America ("LCCA"). The Leases require a minimum rent payment of $1,698,052 annually with an annual adjustment based on the percentage increase in resident service revenues. These payments have amounted to $2,474,732, $2,358,813 and $2,238,363 for 1995, 1994 and 1993, respectively. The Leases also call for incentive rent based on an equal sharing of profits. There has been no incentive rent to date. The Lessee has an option to purchase the facilities beginning June 1, 1999 and ending December 31, 1999. The Leases expire in May 2000.

     LCCA's obligations under the leases have been personally guaranteed by the principal shareholder of LCCA.

     During 1994 the Partnership notified LCCA that it believed that LCCA was in violation of certain reporting, rent computation and other covenants of the Leases. LCCA has denied that violations or breaches of the Leases have occurred. Negotiations and discussions between LCCA and the Partnership are ongoing regarding these matters. While it is impossible to predict the outcome of these discussions it is possible that a failure of the parties to agree could lead to a termination of the Leases, and/or a sale of one or more of the nursing homes.

     The Partnership entered into an agreement with LCCA on August 4, 1995 (the "Purchase Agreement") pursuant to which LCCA has agreed to purchase the seven nursing home facilities which it currently leases from the Partnership located in the state of California for a purchase price of $17,900,000.

  The Purchase Agreement requires the purchase price to be paid by LCCA as follows:

     (a) LCCA will assume the indebtedness secured by a mortgage on the Rimrock Facility.

     (b) LCCA will deliver a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership (the "LCCA Note"). The LCCA Note matures on the fifth anniversary of its issuance but may be accelerated at the option of the Partnership at the end of two years. A portion of the accrued interest is payable monthly and the balance is due on the maturity of the LCCA Note. However, if the Partnership exercises its right to call the Note after two years, the accrued interest which would otherwise be due at maturity will be canceled; and

     (c) The balance of the purchase price will be paid in cash at closing by federal funds wire transfer to the Partnership.

     Closing of the LCCA transaction is contingent upon approval of the plan by a majority interest of the Limited Partners.

     Effective September 19, 1990, the Partnership entered into a ten-year lease with FHP, Inc. ("FHP"), the principal subsidiary of FHP International Corporation,for Rancho Los Padres. The lease requires FHP, as lessee, to make a monthly minimum lease payment of $22,000 ($264,000 annually) for the first year, $24,500 ($294,000 annually) for the second year, and $24,500 plus the greater of the Medi-Cal rate increase or consumer price index increase, but not less than 3% nor more than 8%, for years three through ten of the lease.

     The following is a schedule of minimum future rentals on non-cancelable leases:

       Year Ending                   Amount Excluding    Amount Excluding
      December 31,      Amount      Rancho Los Padres     LCCA Facilities

          1996       $ 3,210,644       $ 2,851,836          $  688,808
          1997         3,210,644         2,851,836             688,808
          1998         3,210,644         2,851,836             688,808
          1999         2,908,144         2,549,336             386,308
          2000         1,319,871         1,050,765             269,106

                     $13,859,947       $12,155,609          $2,721,838


                                 Rental Income

                         1995              1994                1993

Contingent           $   169,193       $   148,185         $   139,902
Guaranteed             3,165,985         3,045,175           2,901,671

Total                $ 3,335,178       $ 3,193,360         $ 3,041,573

      The Partnership continues to operate Olympic nursing home pursuant to a management contract (which continues on a month to month basis with no set termination date) with a third party operator. Paramount Chateau is being managed under an employment contract (which continues on an annual renewal each September 30) with a third party operator.

      Investment Properties

      The schedule below reflects purchase dates and construction years for the facilities owned by the Partnership as of December 31, 1995:

                                              Purchase     Construction
Facility Name and Location                      Date           Year

Leased Facilities:
Sun City Convalescent Center
 Sun City, California                          4/30/86         1972

Bel Tooren Villa Convalescent Hospital
 Bellflower, California                        4/02/86         1968

Hillcrest Care Center
 Waterville, Ohio                             11/19/86      1966 & 1977

North Walk Villa Convalescent Hospital
 Norwalk, California                           4/02/86         1965

Rancho Los Padres Convalescent Hospital **
 Norwalk, California                           4/02/86         1964

Rimrock Villa Convalescent Hospital
 Barstow, California                           4/02/86         1963

Imperial Convalescent Hospital
 La Mirada, California (leasehold)             4/02/86         1966

Mirada Hills Convalescent Hospital
 La Mirada, California                         4/02/86      1966 & 1971

La Habra Convalescent Hospital
 La Habra, California                          4/02/86      1955 & 1986

Operated Facilities:
Olympic Health Care Center
 Sequim, Washington                           11/19/86*     1978 & 1994

Paramount Chateau Convalescent Hospital
 Paramount, California                         4/02/86         1969


* A 50% interest was sold to Olympic Health Services, Inc. and William Littlejohn effective January 1, 1993.

** As of January 1, 1996, Rancho Los Padres became an operated home.

A summary of the land, buildings and personal property, leasehold and accumulated depreciation and amortization at December 31, 1995 is as follows:

                              Buildings                Accumulated
                             & Personal             Depreciation &  Net Book
Facility Name      Land        Property     Total     Amortization    Value
Leased:
Sun City        $  283,846  $ 3,893,208  $ 4,177,054  $ 1,608,676  $2,568,378
Bel Tooren         489,845    2,739,243    3,229,088    1,152,497   2,076,591
Hillcrest          250,038    3,908,012    4,158,050    1,611,324   2,546,726
Northwalk Villa    386,908    1,584,620    1,971,528      638,582   1,332,946
Rancho Los Padres  613,149    1,500,054    2,113,203      614,110   1,499,093
Rimrock Villa      257,409    1,851,970    2,109,379      763,619   1,345,760
Mirada Hills     1,008,617    2,980,927    3,989,544    1,926,262   2,063,282
La Habra           471,975    2,206,952    2,678,927      984,490   1,694,437
Operated:
Olympic            180,000    2,758,017    2,938,017      853,205   2,084,812*
Paramount          740,956    1,439,297    2,180,253      768,202   1,412,051

Sub-total       $4,682,743  $24,862,300  $29,545,043  $10,920,967 $18,624,076

Imperial (Leasehold)
 and related amortization                    849,658      314,315     535,343

Total All Properties                     $30,394,701  $11,235,282 $19,159,419

* This includes a 50% minority interest and revaluation of the assets.

      A summary of the land, buildings, personal property and accumulated depreciation for the years ended December 31, 1995 and 1994 is as follows:

                               1995         1995         1994         1994
                              Operated     Leased      Operated      Leased

Land                        $   920,956 $ 3,761,787  $   920,956   $ 3,761,787
Buildings                     3,277,814  16,332,237    3,269,812    16,332,188
Furniture & Fixtures            919,500   4,332,749      886,963     4,324,581
Leasehold Interest                          849,658            0       849,658
                              5,118,270  25,276,431    5,077,731    25,268,214
Accum. Depreciation
and Amortization             (1,621,407) (9,613,875)  (1,494,858)  (9,065,291)
                            $ 3,496,863 $15,662,556  $ 3,582,873   $16,202,923

NOTE 5 - MORTGAGE NOTES PAYABLE:

     Mortgage notes payable are summarized below:

          Mortgagor                  December 31, 1995     December 31, 1994

          WMF/Huntoon, Paige              $  1,824,971          $  1,887,330
          GMAC Commercial Mortgage Corp.     1,268,902             1,289,661
          U.S. Bank of Oregon                1,287,989             1,317,056
          Provident Bank                     2,181,722             2,288,900
          First Union National Bank          1,383,333             1,500,000
          Raymond James Financial, Inc.              0               500,000

                                          $  7,946,917          $  8,782,947


WMF/Huntoon, Paige:              December 31, 1995 - $ 1,824,971
                                 December 31, 1994 - $ 1,887,330

     The mortgage notes are payable with a variable interest rate of 3.25% over the auction average for 6-month Treasury Bills (effective rate at 12/31/95 is 10%), adjusted every six months, payable in monthly installments of principal and interest, based on a 30-year amortization schedule, adjusted to reflect current interest rates, with a balloon payment due April 30, 1996. A principal payment of $950,000 was made in December of 1994 from proceeds received from the First Union loan. This note is secured by Sun City Convalescent Center.

GMAC Commercial Mortgage Corp.:  December 31, 1995 - $ 1,268,902
                                 December 31, 1994 - $ 1,289,661

     A 10.125% mortgage note, payable in monthly installments of principal and interest of $12,305, with a final payment of $1,341,069, originally due December 31, 1991, secured by Rimrock Villa Convalescent Center. As of December 31, 1991, a two-year extension was elected, the interest rate was fixed at 8.5% and the loan became due January 1, 1994, with a final payment of $1,318,004. A second extension was granted February 1994 by G.F.I. Commercial Mortgage, L.P. The terms of the loan remain the same with the exception that this extension can be terminated with 30 days written notice from G.F.I. The effective interest rate at December 31, 1995 is 8.5% and is a fixed rate.

Provident Bank:                  December 31, 1995 - $ 2,181,722
                                 December 31, 1994 - $ 2,288,900

     The note with Provident Bank consists of a mortgage, secured by Hillcrest Nursing Home, payable in monthly installments, amortized on a 15-year schedule. The interest rate is fixed for three years at 7.59% and has a balloon payment due on September 30, 1997 of $1,974,936.
The interest rate was reset on October 1, 1995, at 325 basis points above the average yield of United States Treasury Securities adjusted to a constant maturity of three years.

Raymond James Financial, Inc.:   December 31, 1995 - $         0
                                 December 31, 1994 - $   500,000

     The Raymond James Financial, Inc. (an affiliate) mortgage note payable has a fixed interest rate of 13% and matured in October, 1994. Effective October 1, 1994, the loan was extended until October 1, 1996 with a 30-day termination notice required. The new interest rate is fixed at 15.5% The mortgage is secured by Bel Tooren Villa, Paramount Chateau, Norwalk Villa,
Rancho Los Padres, Mirada Hills and La Habra.

U.S. Bank of Oregon:             December 31, 1995 - $ 1,287,989
                                 December 31, 1994 - $ 1,317,056

     U.S. Bank of Oregon mortgage note payable has a fixed interest rate of 8.75%, payable monthly in installments of principal and interest based on a 20-year amortization schedule, with a balloon payment due September 1, 2013. This note is secured by Olympic Health Care Center.

First Union National Bank        December 31, 1995 - $ 1,383,333
                                 December 31, 1994 - $ 1,500,000

     First Union mortgage note has a variable interest rate based on the 90-day LIBOR rate plus 275 basis points payable monthly in installments of principal and interest based on a fixed principal payment of $10,606.06 plus the accrued monthly interest with all remaining funds due May 30, 2000. This note is secured by Rancho Los Padres Convalescent Hospital a/k/a FHP - Norwalk.

     The aggregate annual maturities of all of the Partnership's mortgage notes payable for the succeeding five years and thereafter are as follows:

                           Year             Total

                           1996          $3,358,786
                           1997           2,235,120
                           1998             165,021
                           1999             168,466
                           2000             919,192
                        Thereafter        1,100,332

                                         $7,946,917

     Assuming the closing of the sale of the homes to LCCA, the aggregate annual maturities in 1996 would drop to $261,268 and subsequent years would remain as stated.

NOTE 6 - REVOLVING LINE OF CREDIT:

     Raymond James Financial, Inc. entered into a revolving loan agreement as of December 28, 1994 which provides that Raymond James Financial, Inc. will advance to the Partnership, on a revolving basis up to $5,000,000 at an interest rate of 15.5%. The loan agreement contains typical representations, warranties and covenants including conditions and restrictions on the borrowing which are:
draw
requests must be submitted ten (10) business days in advance, disbursements shall be made once a month and borrower must not be in default.
The Partnership granted to Raymond James Financial, Inc. a security interest in virtually all of the Partnership's real estate assets and LCCA Leases to secure any advances under the loan agreement.
The Loan Agreement matures October 1, 1996. As of the date of this report on Form 10-K the Partnership has not requested an advance on the revolving line of credit. However, in order to maintain the availability of such credit, the Partnership intends to extend or replace the line of credit before October 1, 1996.

NOTE 7 - TAXABLE INCOME:

     The financial statements of the Partnership and the Partnership tax returns are prepared on the accrual basis. The following is a reconciliation between net income per the financial statements and Partnership net income for tax purposes:

                                         1995          1994          1993
Net income (loss) per
  financial statements               $  1,966,546  $  1,613,748  $    964,440
Tax depreciation and amortization
  in excess of book depreciation         (539,176)     (322,587)      (79,631)
Gain on sale of the
  interest in I-B                                             0       149,314
Other Adjustments                           6,652       (20,139)       (7,793)

Partnership income (loss) for
  tax purposes                       $  1,434,022  $  1,271,022  $  1,026,330

NOTE 8 - ADDITIONAL CASH FLOW INFORMATION:

     The Partnership's non-cash investing and financing activities for the years ended December 31, 1995 and 1994 were as follows:

     December 31, 1995:
       None to Report

     December 31, 1994:
       Reduction in Accounts Receivable from Minority Interest
         for Payments of Construction in Progress of Partnership
         Assets Made Directly by the Minority Interest            $   201,034
       Partnership Investment Property Additions Paid Directly
         by Minority Interest                                     $   513,580
       Construction in Progress Paid in Prior Year Transferred
         to Investment Property in 1994                         $   307,543

December 31, 1993:
     Forgiveness of Indebtedness                      $  729,004
     Transactions in Conjunction With Sale of
      Partnership Interest to Mr. Littlejohn (See Note 9)
       Increase in Assets Resulting from Revaluation
        of Partnership Interest per Appraisal         $  330,036
       Payments on Construction in Progress of
        Partnership Assets Made Directly by
         Minority Interest                            $   98,966
       Transfer of Equity to Minority Interest        $  134,825
       Accounts Receivable From Sale of Minority
        Interest                                      $  300,000
     Total                                            $  863,827
     Minority Interest in Revaluation of Partnership Assets     $  165,018

NOTE 9 - SALE OF MINORITY INTEREST IN CUMBERLAND HEALTHCARE I-B PARTNERSHIP

     Effective January 1, 1993, Cumberland Healthcare I-B sold one-half of its Limited Partnership interest (49.5%) to William W. Littlejohn, the current operator of the Olympic Healthcare Center
(the only asset of the Partnership) and
one-half of its General Partnership economic interest (.05%) to Olympic Health Services, Inc., a Washington corporation. This effectively terminated Cumberland Healthcare, L.P. I-B. Simultaneously, the Partnership Agreement for Cumberland Healthcare, L.P. I-B was amended to admit Olympic Health Services, Inc. and William W. Littlejohn as partners, creating a new Partnership.

     Prior to the sale, an appraisal of the facility was obtained. The appraised value of the facility was $1,800,000 exclusive of related debt and other assets and liabilities of the new partnership. The selling price to Mr. Littlejohn was determined independently of the appraisal and resulted in a gain to the Partnership of $165,175. The net selling price (after considering Cumberland Healthcare, L.P. I-B's other assets and liabilities) was $300,000 which was evidenced by an account receivable recorded on the Partnership's books from Mr. Littlejohn. In accordance with an agreement, Mr. Littlejohn personally made payments on construction in progress for assets of the new partnership and transferred these assets to the new partnership and his receivable was reduced. This resulted in non-cash financing activities which are disclosed in Note 8.

     In accordance with generally accepted accounting principles, the assets of the new partnership were revalued, individual assets were valued based upon the appraisal and goodwill was recorded based upon the selling price to Mr. Littlejohn. The revaluation resulted in an increase in net assets of $330,036 which is reflected in Partners' equity of the new partnership. The appraisal reflected a devaluation of certain depreciable assets and a corresponding increase in intangible assets, primarily the license to operate as a skilled nursing facility. Recognition of this reclassification of $148,537 is reflected in the books of the new partnership. This reclassification had no effect on operations or Partners' capital.

     The new partnership is consolidated in the accompanying financial statements of Cumberland Healthcare, L.P. I-A because I-A continues to control the financial administrative operations of the facility. The fact is evidenced by an amendment to the original Partnership Agreement which gives the Managing General Partner of Cumberland Healthcare, L.P. I-A 51% voting control over assets of Cumberland Healthcare, L.P. I-B.

     As a part of the agreement with Mr. Littlejohn, Mr. Littlejohn and his wife personally guaranteed a construction loan to fund the expansion of Olympic Healthcare Center. Construction on the expansion was begun in June 1993 and completed in July 1994. As a result of the expansion, the Olympic Healthcare Center has added twenty four assisted living units. Mr. Littlejohn's affiliated management company provides management services for Olympic Healthcare Center.

NOTE 10 - EXTRAORDINARY ITEM - FORGIVENESS OF INDEBTEDNESS

     In August 1993, Raymond James Financial, Inc., the parent company of the corporate general partners of the Partnership's General Partner (Medical Investments Partners, "MIP"), purchased the Partnership's indebtedness to Carteret Federal Savings Bank and The Howard Savings Bank for $5,779,969 plus accrued interest, which represents an 11.2% discount from the July 31, 1993 principal balances of the indebtedness. The purchases were from the Resolution Trust Corporation in its capacity of conservator for Carteret Federal Savings Bank and the Federal Deposit Insurance Corporation in its capacity of receiver for The Howard Savings Bank. Relating to these purchases, the Partnership entered into a compromise agreement with Raymond James Financial, Inc.
The terms of the compromise agreement provide for a reduction in the total principal and interest payments that the Partnership will be required to make on the remaining indebtedness and a waiver of the $15,000 annual administration fee. As a result of this transaction, the Partnership was relieved of having to pay future principal payments in the amount of $729,004, which has been recorded as an extraordinary gain in the period ending December 31, 1993. The discount was negotiated by the Partnership but the funds to acquire the debt were provided by Raymond James Financial, Inc. in its capacity as agent for the General Partner. Neither Raymond James Financial, Inc. nor any of its affiliates received any economic or other benefit from this transaction other than interest income on the reduced principal balance of the loan.

NOTE 11 - EXTRAORDINARY ITEM - RATE SWAP TERMINATION

     In April 1993, Cumberland Healthcare L.P, I-A terminated its Rate Swap Agreement with Prudential Global Funding, Inc. dated October, 1986. The Rate Swap Agreement in general fixed the interest rate on the Carteret Savings Bank and the Howard Savings Bank mortgage notes at 11.166%. The termination of this Agreement resulted in a variable interest rate on those notes. The rate on the mortgage note at April 15, 1993 and June 30, 1993 was approximately 5.9%. The total settlement payment made to Prudential Global Funding, Inc. relating to this transaction was $745,000, which was recorded as prepaid interest. This amount was being charged against earnings over the remaining term of the mortgage note until the compromise agreement between Raymond James Financial, Inc. and Cumberland Healthcare, L.P. I-A became effective. The balance of the prepaid interest ($616,567) has been recorded as an extraordinary expense in the period ending December 31, 1993.

NOTE 12 - LEGAL PROCEEDINGS:

     The General Partner is not aware of any uninsured open claims that have been filed against the Partnership. Therefore, no provision has been made in the accompanying financial statements.

NOTE 13 - COMMITMENTS:

     The Partnership has a leasehold interest in Imperial Convalescent Hospital, which expires September 30, 2014. The monthly payment effective January 1, 1995 is estimated at $25,024 and is subject to an increase on January 1 of each year based on the Consumer Price Index and the MediCal per diem reimbursement rate.

     Based on the January 1, 1995 payment, the future payments for the succeeding five years and thereafter are as follows:

                           Year                Total
                           1996            $   300,288
                           1997                300,288
                           1998                300,288
                           1999                300,288
                           2000                300,288
                        Thereafter           4,128,960

                                           $ 5,630,400


NOTE 14 - DISTRIBUTIONS:

     The 1995 cash distributions to limited partners were $1,500,000 (5% of capital contributions) and for 1994 totaled $1,050,000 (3.5% of capital contributions). None of these distributions represented a return of capital. Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.

NOTE 15 - PRIOR PERIOD ADJUSTMENT:

     The accompanying financial statements for 1994 have been restated to correct
an error made in 1994 relating to depreciation expense. The effect of the restatement was to decrease depreciation expense and increase net income for 1994 by $314,789 ($10.28 per $1,000 Limited Partnership Unit Outstanding). The error occurred because a computer generated depreciation schedule was not properly programmed to cease depreciation on assets whose depreciable lives ended midway through 1994. In order to prevent further occurrences of this error, all assets were reentered on new depreciation software. Since 1994 was the first year that any assets became fully depreciated, no other years were affected.

Note 16 - RISKS AND UNCERTAINTIES:

     Proposed federal Medicare cuts could have a significant effect on the future revenue stream of the Partnership if such proposals reducing Medicare growth are signed into law in the near future.

NOTE 17 - INDUSTRY SEGMENT:

     The Partnership's operations are classified into two business segments:
Healthcare and Real Estate Rental. The Healthcare operations include skilled nursing services typically found in nursing homes including room and board, drugs, biologicals, supplies, nursing services and other ancillary services.
The real estate rental operation leases nursing homes to unrelated third party operators. Operating earnings by business segments are defined as revenues less operating costs and expenses. Income and expense not allocated to business segments include: general and administrative, legal and consulting, interest income and non-mortgage interest expense.

                                       Real Estate   Corporate
                         Healthcare      Rental      and Other    Consolidated

1995
      Revenues          $  5,403,833  $  3,335,178  $     7,516  $  8,746,527
      Net Income
        (Loss)               366,254     1,664,294      (64,002)    1,966,546
      Depreciation and
        Amortization
        Expense              144,308       564,775            0       709,083
      Identifiable Assets  4,927,250    16,663,186      591,006    22,181,442
      Capital Expenditures    44,005         8,168       ---           52,173
      Const. in Progress      74,324       ---           ---           74,324

1994
      Revenues          $  4,937,716  $  3,193,360  $     7,155  $  8,138,231
      Net Income
        (Loss)               243,560     1,415,603      (45,415)    1,613,748
      Depreciation and
        Amortization
        Expense              180,337       769,371       ---          949,708
      Identifiable Assets  4,968,574    16,768,731      566,354    22,303,659
      Capital Expenditures    44,820        ---          ---           44,820
      Const. in Progress      64,132        ---          ---           64,132

1993
      Revenues          $  4,526,516  $  3,041,573  $    ---     $  7,568,089
      Net Income
        (Loss)               424,820       700,741     (161,121)      964,440
      Unusual and Non-
        Recurring Items      (75,382)     (376,010)      ---         (451,392)
      Extraordinary Item     121,744       607,260       ---          729,004
      Depreciation and
        Amortization
        Expense              203,078     1,127,220       ---        1,330,298
      Identifiable Assets  4,623,064    17,735,183    1,943,232    24,301,479
      Capital Expenditures   133,671        ---          ---          133,671
      Const. in Progress      10,703        ---          ---           10,703

      Medicare and Medicaid revenues totaled $4,123,832 for the year ended December 31, 1995, compared to $3,951,735 for the same period in 1994. The Medicare and Medicaid accounts receivable balance totaled $419,666 as of December 31, 1995, compared to $523,117 at December 31, 1994.

NOTE 18 - SUBSEQUENT EVENT:

      On October 25, 1995, a Lease Termination Agreement was signed by
Cumberland
Healthcare and FHP, Inc. relating to FHP - Norwalk f/k/a Rancho Los Padres (Note
4) whereby Cumberland would receive an early lease termination payment. A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. Pursuant to the Lease Termination Agreement, $1,566,174 was placed in escrow, and payment was contingent upon Cumberland obtaining the appropriate license to operate and maintain the FHP - Norwalk facility. In January 1996, the state of California - Department of Health Services issued a license to Cumberland Healthcare to operate and maintain Pacific Palms Skilled Nursing f/k/a FHP - Norwalk f/k/a Rancho Los Padres.
After various prorations, working capital advances and interest earned, the net distribution from the escrow account to Cumberland was $1,534,334 which will be recorded as lease income in 1996.

Item 9.     Disagreements on Accounting and Financial Disclosures

      None.
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant

      The General Partner is Medical Investments Partners ("MIP"), a Florida General Partnership with two Partners, RJ Health Properties, Inc. ("RJHP") (99% interest in MIP) and RJ Medical Investors, Inc. ("RJMI") (1% interest in MIP).

      RJHP is the Managing General Partner of MIP, who is the General Partner of Cumberland Healthcare. RJHP is owned 100% by Raymond James Financial, Inc.
All of the officers and directors of RJHP are employees of either Raymond James Financial, Inc. or Raymond James & Associates, Inc.

      The Board of Directors of RJHP currently has two members. Directors hold their terms until the annual meeting of the parent company at which time they are reaffirmed. Executive officers serve at the pleasure of the Board.

RJ Health Properties, Inc. Board of Directors and Executive Officers:

      Fred E. Whaley, age 50, has been the President and Director of RJ Health Properties, Inc. since January, 1986. Mr. Whaley's term will expire in 1997. He joined Raymond James & Associates, Inc. in 1980.
At Raymond James, Mr. Whaley is a Managing Director responsible for public and private offerings, mergers and acquisitions and leveraged buyouts.

      J. Davenport Mosby III, age 40, has been the Vice President and Director of RJ Health Properties, Inc. since December, 1988. Mr. Mosby's term will expire in 1997. He is a Managing Director of Raymond James & Associates, Inc., which he joined in 1982. He is head of the Partnership Investment Banking department, which originates and markets public and private limited partnerships.

Item 11.    Executive Compensation

      The directors and officers of RJ Health Properties, Inc., managing General Partner of Medical Investments Partners the General Partner of Cumberland Healthcare, do not receive any compensation from the Partnership or any of its affiliates for acting in the capacity of a director or officer of RJ Health Properties, Inc.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The corporate partners of Medical Investments Partners, as purchasers of Partnership units, do not own any units of the outstanding securities of the Partnership as of December 31, 1995. Directors and officers of the General Partners of Medical Investments Partners do own units of the outstanding securities of the Partnership as of December 31, 1995. In a secondary market transaction 45 units were acquired by J. Davenport Mosby, III, Vice President and Director.

      The Registrant is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of the Partnership, no person owns of record or beneficially more than 5% of the Partnership's outstanding units.

Item 13.    Certain Relationships and Related Transactions

      The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its affiliates during the organization and operations of the Partnership.

      The General Partner received a property management fee of $41,287, $39,531 and $37,648 for 1995, 1994 and 1993, respectively. Reimbursement to the General Partner for general and administrative costs amounted to $28,067, $6,908 and $26,387 for 1995, 1994 and 1993, respectively. Reimbursable expenses to the General Partner on behalf of the Partnership amounted to $8,210, $1,696 and $8,146 for 1995, 1994 and 1993, respectively. Direct reimbursable costs to affiliates of the General Partner amounted to $7,920, $1,153 and $6,374 for 1995, 1994 and 1993, respectively. Total payments to the General Partner and affiliates amounted to $364,493, $338,963 and $677,869 for 1995, 1994 and 1993,
respectively.
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.   (1)  Financial Statements - See accompanying index to financial statements,
          Item 8.

     (2)  Financial Statement Schedules -

          Schedule III - Real Estate and Related Depreciation
          Schedule VIII - Valuation and Qualifying Accounts and Reserves
          Schedule X - Supplementary Income Statement Information

     All other schedules for the Partnership have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

     (3)  Exhibit Index -

       2    Plan of acquisition, organization, arrangement, liquidation
              or succession                                                 *
       3    Articles of Incorporation and By-laws                           *
       3.10 Amended Certificate and Agreement of Limited Partnership of
              Columbia Healthcare Partnership II-A, L.P. dated November
              19, 1986 among Columbia Healthcare Partners Inc., Medical Investments Partners, Alfred W. Taylor, III, and Cumberland
              Healthcare, L.P. I-A                                          **
       3.11 Amended Agreement of Limited Partnership of Cumberland
              Healthcare, L.P. I-C dated November 19, 1986 among Medical Investments Partners, Frank N. Fleischer, and Cumberland
              Healthcare, L.P. I-A                                          **
       3.12 Amended Certificate and Agreement of Limited Partnership of
              Columbia Healthcare Partners III-A dated November 19, 1986 among Columbia Healthcare Partners, Inc., Medical Invest-
              ments Partners, Alfred W. Taylor, III, and Cumberland
              Healthcare, L.P. I-A                                          **
       3.13 Amended Agreement of Limited Partnership of Cumberland
              Healthcare, L.P. I-B dated November 19, 1986 among Medical Investments Partners, Frank N. Fleischer, and Cumberland
              Healthcare, L.P. I-A                                          **
       4    Instruments defining the rights of security holders, including
              debentures                                                    *
       9    Voting Trust Agreement                                         ***
      10    Material Contracts                                             ***
      10.7  Quakertown Lease Agreement dated December 1, 1986 between
              Columbia Healthcare Partners, II-A, L.P. and Columbia East
              Corporation.                                                  **
      10.8  First Amendment to Lease Agreement dated February 3, 1987 between Columbia Healthcare Partners II-A, L.P. and
              Columbia East Corporation.                                    **
      10.9  Mortgage Note for $3,500,000 dated as of December 8, 1986 between Columbia Healthcare Partners II-A, L.P. and Rhode
              Island Hospital Trust National Bank.                          **
      10.10 Mortgage and Security Agreement dated as of December 8, 1986 between Columbia Healthcare Partners II-A, L.P. and Rhode
              Island Hospital Trust National Bank.                          **
      10.11 Subordination Agreement dated as of December 8, 1986 between Columbia Healthcare Partners II-A, L.P., Medical Investments Partners, Columbia East Corporation and Columbia Corporation
              in favor of Rhode Island Hospital Trust National Bank.        **
      10.12 Conditional Assignment dated as of December 8, 1986 by
              Columbia Healthcare Partners II-A, L.P. to Rhode Island
              Hospital Trust National Bank.                                 **
      10.13 UCC Financing Statement dated December 8, 1986 between
              Columbia Healthcare Partners II-A, L.P. and Rhode Island
              Hospital Trust National Bank.                                 **
      10.14 Hillcrest Lease Agreement dated February 3, 1987 between
              Cumberland Healthcare, L.P. I-C and Columbia East Corporation.**
      10.15 Hopkins House Lease Agreement dated February 3, 1987 between Columbia Healthcare Partners, III-A, and Columbia East
              Corporation.                                                  **
     10.16  Olympic Lease Agreement dated as of February 3, 1987 between
            Cumberland Healthcare, L.P. I-B and Columbia West Corporation.  **
      11    Computation of per-share earnings                              ***
      12    Computation of ratios                                          ***
      13    Annual report to security holders                              ***
      16.1  Letter regarding change in certifying accountants               **
      18    Letter regarding change in accounting principles               ***
      19    Previously unfiled documents                                   ***
      22    Subsidiaries of the Registrant                                 ***
      23    Published report regarding matters submitted to a vote of
              security holders                                             ***
      24    Consents of experts and counsel                                ***
      25    Power of Attorney                                              ***
      28    Additional Exhibits
      28.01 Excerpts from Appraisal Report for Quakertown Manor Care Center
              as of February 1, 1986                                        **
      28.02 Excerpts from Appraisal Report for Hillcrest Care Center as of
              September 3, 1986                                             **
      28.03 Excerpts from Appraisal Report for Hopkins House Nursing Home
              as of July 14, 1986                                           **
      28.04 Excerpts from Appraisal Report for Olympic Health Care Center
              as of August 19, 1986                                         **
      28.05 Letter to limited partner dated June 24, 1988                   **
      28.06   Restructuring Agreement by and among Cumberland Healthcare,
              L.P. I-A, Cumberland Healthcare, L.P. I-B, Cumberland
              Healthcare, L.P. I-C, and Columbia Healthcare Partners
              III-A, and Carteret Savings Bank, F.A. and The Howard
              Savings Bank, dated April 6, 1989.                          ****
      28.07 Release and Indemnification made and entered into as of the
              6th day of April, 1989, by Cumberland Healthcare, L.P. I-A, Cumberland Healthcare, L.P. I-B, Cumberland Healthcare, L.P.
              I-C, and Columbia Healthcare Partners III-A (collectively "Borrowers") and Carteret Savings Bank, F.A., and The Howard
              Savings Bank (collectively "Lenders").                      ****
      28.08 Assignment of Leases made as of the 6th day of April, 1989, by and between Cumberland Healthcare, L.P. I-A ("Assignor") Carteret Savings Bank, F.A. ("Assignee") and Life Care
              Centers of America, Inc. ("Lessee").                        ****
      28.09 Second Amended and Restated Master Lease between Cumberland Healthcare, L.P. I-A, Lessor, and Life Care Centers of
              America, Inc., a Tennessee corporation, Lessee, dated as
              of March 1, 1989 (Bel Tooren Villa, La Habra, North Walk,
              and Rancho Los Padres Facilities)                           ****
      28.10 Second Amended and Restated Management Agreement made and entered into effective as of the 1st day of March, 1989,
              by and between Cumberland Healthcare, L.P. I-A ("Owner")
              and Life Care Centers of America, Inc. ("Manager").         ****
      28.11 Second Amended and Restated Unconditional Guaranty of Payment
              and Performance dated as of the 6th day of April, 1989 by
              and between Forrest L. Preston ("Guarantor"), Cumberland Healthcare, L.P. I-A ("Lessor"), and Life Care Centers of
              America, Inc. ("Lessee").                                   ****
      28.12 Facility Lease (Hillcrest Facility) dated as of the 1st day of February, 1989, among Cumberland Healthcare, L.P. I-C,
              ("Lessor") and Arbor Health Care Company ("Lessee").        ****
      28.13 Open End Mortgage and Security Agreement executed on the 18th day of April, 1989, between Cumberland Healthcare, L.P. I-C,
              ("Mortgagor") and Southeast Bank, N.A. ("Lender").          ****
      28.14 Note dated April 18, 1989 between Cumberland Healthcare, L.P.
              I-C ("Maker") and Southeast Bank, N.A. ("Holder") in the
              amount of $2,600,000.                                       ****
      28.15 Reimbursement, Indemnification and Security Agreement made and entered into as of the 18th day of April, 1989 by and
              among Raymond James Financial, Inc., RJ Health Properties,
              Inc., Raymond James Partners, Inc., Medical Investments
              Partners, Inc. (collectively the "Obligators") and
              Cumberland Healthcare, L.P. I-C (the "Limited Partner").    ****
      28.16 Assignment of Leases, Rents and Contract Rights made as of the 18th day of April, 1989 by Cumberland Healthcare, L.P.
              I-C ("Assignor") to Southeast Bank, N.A. ("Assignee").      ****
      28.17 Subordination, Non-Disturbance, and Attornment Agreement
              made and entered into as of the 18th day of April, 1989,
              by and among Southeast Bank, N.A. ("Mortgagee") by
              Cumberland Healthcare, L.P. I-C ("Landlord") and Arbor
              Health Care Company ("Tenant").                             ****
      28.18 Indemnity Agreement made as of the 18th day of April, 1989, from Cumberland Healthcare, L.P. I-C ("Borrower") and
              Raymond James Financial Corp. ("Indemnitor") to Southeast
              Bank, N.A. ("Lender").                                      ****
      28.19 Purchase and Sale Agreement, executed August 24, 1989, by and between Cumberland Healthcare, L.P. I-A, Columbia
              Healthcare Partners II-A, L.P., Columbia Healthcare
              Partners III-A, collectively, "Sellers" and Multicare
              Management, Inc., a New York Corporation, Daniel E. Straus
              and Moshael J. Straus, "Buyers" covering Holly Manor,
              Mendham, New Jersey; Quakertown Manor, Quakertown,
              Pennsylvania; and Hopkins House, Wyncote, Pennsylvania.      **
      28.20 Letter, dated September 13, 1989, referencing Quakertown
              Manor Nursing Home, Quakertown, PA, amending certain
              sections of the Purchase and Sale Agreement, dated
              August 24, 1989.                                             **
      28.21 Letter, dated October 4, 1989, referencing the Purchase and Sale Agreement as of July 1, 1989, amending Section
              9.4 of the Purchase and Sale Agreement, dated August
              24, 1989.                                                    **
      28.22 Letter, dated October 4, 1989, referencing Quakertown
              Manor Nursing Home, Quakertown, PA, amending certain
              segments of the Purchase and Sale Agreement, dated
              August 24, 1989.                                             **
      28.23 Purchase and Sale Agreement dated March 31, 1990, by and among Cumberland Healthcare, L.P., Columbia Healthcare
              Partners, II-A, L.P., and Columbia Healthcare Partners III-A,
              as Sellers and Multicare Management, Inc., Daniel E.
              Straus and Moshael J. Straus as Buyers, effective as of
              July 1, 1989, as amended by those certain letter agreements, dated August 24, 1989, September 7, 1989, September 13, 1989, September 14, 1989, September 15, 1989, September 22, 1989, October 4, 1989 (three letter agreements), October 6, 1989, October 19, 1989, October 31, 1989, November 1, 1989, and
              November 17, 1989 (collectively, the "Agreement").           **
     28.24 Fourth Amendment to the Second Amended and Restated Master Lease Agreement between Life Care Centers of America, Inc., a Tennessee corporation, and Cumberland Healthcare, L.P. I-A ("Owner") a
              Delaware limited partnership dated March 1, 1989.          *****
     28.25 Lease between Cumberland Healthcare, L.P. I-A, as lessor ("Lesssor"), a limited partnership and FHP, Inc., a California corporation as lessee ("Lessee") dated September 19, 1990. *****
     28.26 Management Contract between Olympic Health Services, Inc., a Washington corporation ("OHS") and Cumberland Healthcare, L.P. I-B, a Delaware limited partnership ("Owner") dated
              January 1, 1993.                                           *****
     28.27 Amended and Restated Limited Partnership Agreement by and among Medical Investments Partners, a Florida general Partnership, ("MIP"), and Olympic Health Services, Inc., a Washington corporation ("OHS"), as General Partners, Cumberland Healthcare, L.P. I-A, a Delaware limited partnership ("Cumberland"), and William W. Littlejohn, a resident of the State of Washington ("Littlejohn"), as Limited Partners dated January 1, 1993. *****
     28.28 Sublease among Cumberland Healthcare, L.P. I-A, as lessor ("Sublessor"), a limited partnership and Life Care Centers of America, Inc., a Tennessee corporation as lessee ("Sublessee")
              dated March 1, 1989.                                       *****
     28.29 Deed of Trust among Cumberland Healthcare, L.P. I-B, a Delaware Limited Partnership, ("Grantor"); U.S. Bank of Washington, National Association, ("Lender" and sometimes "Beneficiary");
              and United States National Bank of Oregon ("Trustee") dated
              August 25, 1993.                                           *****
     28.30 Loan Agreement between First Union National Bank of Florida, a national banking association ("Lender") and Cumberland Healthcare, L.P. I-A, a Delaware limited partnership ("Borrower") dated
              December 28, 1994.                                         *****
     28.31 Purchase and Sale Agreement between Cumberland Healthcare, L.P. I-A, a Delaware limited partnership (the "Seller") and Life Care Centers of America, Inc. and permitted assigns (the "Purchaser").
                                                                        ******
     28.32  Revolving Loan Agreement between Cumberland Healthcare, L.P. I-A, a Delaware limited partnership ("Borrower") and Raymond James Financial, Inc., a Florida corporation ("Lender") dated December
              28, 1994.                                                *******
     29     Information from reports furnished to state insurance
              regulatory authorities.                                      ***

      *     Included with Form S-11, Registration No. 33-4301 previously filed with the Securities and Exchange Commission.
     **     Included with Forms 8-K, as amended, previously filed with the
            Securities and Exchange Commission.
    ***     Exhibits were omitted as not required, not applicable, or the information required to be shown therein is included elsewhere in this report.
   ****     Included as exhibits to Form 10-K for year ended December 31, 1988.
  *****     Included as exhibits to Form 10-K for year ended December 31, 1994.
 ******     Included as exhibit to Form 10-Q for period ended June 30, 1995.
*******     Included as exhibit to Form 10-K for year ended December 31, 1995.

B.   Reports filed on Form 8-K - None.

C.   Exhibits filed with this Report -

            Exhibit 28.32

              SCHEDULE III - REAL ESTATE AND RELATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1995

BEL TOOREN VILLA CONVALESCENT HOSPITAL, BELLFLOWER, CA
  DATE OF CONSTRUCTION:              1968
  DATE ACQUIRED:                 04-02-86
  DEBT:                              NONE

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST      CAP. COSTS  PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $  466,246   $   76,321  $   542,567  $ (541,272)      8
  BUILDING         2,170,579       26,097    2,196,676    (611,226)     35
  LAND                            489,845            0      489,845

MIRADA HILLS REHABILITATION AND CONVALESCENT HOSPITAL, LA MIRADA, CA
  DATE OF CONSTRUCTION:     1966 AND 1971
  DATE ACQUIRED:                 04-02-86
  DEBT:                              NONE

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST      CAP. COSTS  PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $  536,422   $  285,041  $   821,463  $ (821,463)      8
  BUILDING         1,858,390      301,074    2,159,464  (1,104,799)     35
  LAND             1,008,617            0    1,008,617

NORTHWALK VILLA CONVALESCENT HOSPITAL, NORWALK, CA
  DATE OF CONSTRUCTION:              1965
  DATE ACQUIRED:                 04-25-86
  DEBT:                              NONE

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST      CAP. COSTS  PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $  252,124   $   21,771  $   273,895  $ (273,713)      8
  BUILDING         1,300,750        9,975    1,310,725    (364,869)     35
  LAND               386,908            0      386,908

RANCHO LOS PADRES CONVALESCENT HOSPITAL, NORWALK, CA
  DATE OF CONSTRUCTION:              1964
  DATE ACQUIRED:                 04-02-86
  DEBT:                        $1,383,333

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST      CAP. COSTS  PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $  233,313   $   50,083  $   283,396  $ (283,396)      8
  BUILDING         1,144,962       63,528    1,208,490    (330,714)     35
  LAND               613,149            0      613,149

LA HABRA CONVALESCENT HOSPITAL, LA HABRA, CA
  DATE OF CONSTRUCTION:       1955 & 1986
  DATE ACQUIRED:                 04-02-86
  DEBT:                              NONE

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST      CAP. COSTS  PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $  482,943   $   35,388  $   581,331  $ (516,065)      8
  BUILDING         1,627,001       61,620    1,688,621    (468,425)     35
  LAND               471,975            0      471,975
                        CUMBERLAND HEALTHCARE, L.P. I-A
                            (a Limited Partnership)
              SCHEDULE III - REAL ESTATE AND RELATED DEPRECIATION
               FOR THE YEAR ENDED DECEMBER 31, 1995 (Continued)

RIMROCK VILLA CONVALESCENT HOSPITAL, BARSTOW, CA
  DATE OF CONSTRUCTION:              1963
  DATE ACQUIRED:                 04-02-86
  DEBT:                        $1,268,902

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST      CAP. COSTS  PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $  287,091   $   36,139  $   323,230  $ (323,230)      8
  BUILDING         1,513,097       15,643    1,528,740    (440,389)     35
  LAND               257,409            0      257,409

SUN CITY CONVALESCENT CENTER, SUN CITY, CA
  DATE OF CONSTRUCTION:              1972
  DATE ACQUIRED:                 04-30-86
  DEBT:                        $1,824,971

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST         COSTS    PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $  688,437   $   73,726  $   762,163  $ (738,293)      8
  BUILDING         3,075,526       55,519    3,131,045    (870,383)     35
  LAND               283,846            0      283,846

HILLCREST CARE CENTER, WATERVILLE, OH
  DATE OF CONSTRUCTION:       1966 & 1977
  DATE ACQUIRED:                 11-19-86
  DEBT:                        $2,181,722

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST      CAP. COSTS  PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $  777,119   $   22,417  $   799,536  $ (797,199)      8
  BUILDING         3,108,476            0    3,108,476    (814,125)     35
  LAND               250,038            0      250,038

IMPERIAL CONVALESCENT HOSPITAL, LA MIRADA, CA
  DATE OF CONSTRUCTION:              1966
  DATE ACQUIRED:                 04-02-86
  DEBT:                              NONE

                    INITIAL    SUBSEQUENT    CLOSE OF      ACCUM.    DEPREC.
                     COST      CAP. COSTS  PERIOD COST     DEPREC.     LIFE
  FURN & FIX      $        0   $   80,111  $    80,111  $  (60,140)      8
  BUILDING           688,786       80,761      769,547    (254,174)     28
  LAND                   N/A


TOTAL             $6,658,928  $23,973,049  $ 1,295,214  $25,268,263

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               Balance at   Additions  Deductions   Balance
                                Beginning  Charged to     From      at End
                                 of Year    Expenses    Reserves    of Year

Reserve deducted in the
Balance Sheet from the asset
to which it applies:

Reserve for doubtful accounts:

Year Ended December 31, 1995   $  63,866   $   9,507   $       0  $  73,373
Year Ended December 31, 1994      76,927       1,170      14,231     63,866
Year Ended December 31, 1993      84,089           0       7,162     76,927


            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                      Year Ended December 31,
                                   1995          1994         1993

Amortization of Deferred
  Debt Costs                     $  19,437    $  22,524    $ 108,040
Amortization of Leasehold
  Properties                        37,498       37,498       37,498
Amortization of Intangible
  Assets                            11,095       11,095       11,095


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CUMBERLAND HEALTHCARE, L.P. I-A

                                       By:   Medical Investments Partners

                                       By:   RJ Health Properties, Inc.
                                             Managing General Partner
ATTEST:

/s/Fred E. Whaley,                     By:   /s/J. Davenport Mosby, III,
President                                    Vice President

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                                       CUMBERLAND HEALTHCARE, L.P. I-A

                                       By:   Medical Investments Partners

                                       By:   RJ Health Properties, Inc.
                                             Managing General Partner

ATTEST:

Date:  March 14, 1996                  By:   /s/Fred E. Whaley
                                             President and Director

Date:  March 14, 1996                  By:   /s/J. Davenport Mosby, III
                                             Vice President and Director