Form 10-Q
period 1996-03-31
CUMBERLAND HEALTHCARE L P I-A
filed 1996-07-03
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 1996

Commission File Number: 0-16415

CUMBERLAND HEALTHCARE, L.P. I-A
(Exact name of Registrant as specified in its Charter)

Delaware                            59-2660778
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)    Identification No.)

880 Carillon Parkway, St. Petersburg, Florida 33716
(Address of principal executive offices)

Registrant's telephone number, (813) 573-3800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X        NO

                                      Number of Units at
   Title of Each Class                  March 31, 1996

Units of Limited Partnership
Interest:  $1,000 per unit                  30,000

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 1995 Form 10-K, filed with the Securities and
Exchange Commission on April 12, 1996, Parts III and IV - Form S-
11 Registration Statement and all amendments and supplements thereto File No. 33-4301

                 CUMBERLAND HEALTHCARE, L.P. I-A
                    (a Limited Partnership)
                  CONSOLIDATED BALANCE SHEETS

                                       March 31,    December 31,
                                         1996           1995
     ASSETS                                           (Audited)

Cash and Cash Equivalents           $   2,754,052  $   1,626,628
Restricted Cash                            33,196         59,272
Accounts Receivable (Net of Allowance of
 $73,373 and $73,373)                     996,751        705,511
Prepaid Expenses                           65,936         74,681
Deferred Debt Costs (Net of Accumulated
 Amortization of $47,196 and $42,336)      66,234         71,094
Intangible Assets  (Net of Accumulated
 Amortization of $36,059 and $33,285)     407,739        410,513
Investment Properties, at Cost (Net of
 Accumulated Depreciation and Amortization
 of $11,415,605 and $11,235,282)       19,084,705     19,159,419
Construction in Progress                    7,722         74,324

     Total Assets                   $  23,416,335  $  22,181,442

   LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts Payable                   $   1,258,610  $     955,713
 Accrued Payroll                          238,614        236,217
 Interest Payable                          33,431         34,646
   Payable to Related Parties
                - General Partner          11,053         11,054
                - Affiliates              353,899        346,399
 Mortgage Note Payable                  7,869,302      7,946,917
 Minority Interest                        655,604        675,458

     Total Liabilities                 10,420,513     10,206,404

Partners' Equity:
 Limited Partners (30,000 units outstanding
   at March 31, 1996 and December 31, 1995)
                                       13,261,985     12,261,618

 General Partner                         (266,163)      (286,580)

     Total Partners' Equity            12,995,822     11,975,038

     Total Liabilities and Partners' Equity
                                    $  23,416,335   $ 22,181,442


             CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED

                                        March 31,   March 31,
                                          1996         1995
Revenues:
 Net Resident Service Revenues      $   1,808,083   $  1,319,531
   Rental  Income                         766,588        812,436
   Interest Income                         45,728         16,741

      Total Revenues                    2,620,399      2,148,708

Expenses:
 Resident Service Expenses              1,621,232      1,161,066
 Interest Expense - Affiliate                   0            637
                  - Other                 179,155        203,164
   Rent  Expense                           75,071         75,071
 Property Management Fees-General Partner   9,475         10,050
 General and Administrative - Affiliates   23,054         13,751
                            - Other        41,134         27,138
 Depreciation and Amortization            187,957        185,597

      Total Expenses                    2,137,078      1,676,474

Operating Income                      $   483,321    $   472,234

Minority Interest in Net (Income) Loss
  of Consolidated Subsidiary                9,304          4,571

Income Before Extraordinary Item      $   492,625    $   476,805

Extraordinary Item
 Lease Termination Settlement           1,293,464              0

Net Income                            $ 1,786,089    $   476,805

Allocation of Net Income
  Limited  Partners                   $ 1,750,367    $   467,269
  General Partner                          35,722          9,536

  Total Income                        $ 1,786,089    $   476,805

Net Income Per $1,000 Limited Partnership Unit
 Income Before Extraordinary Item     $     16.09    $     15.58
  Extraordinary  Item                       42.25              0
  Net  Income                         $     58.34    $     15.58

Number of Limited Partnership Units        30,000         30,000

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED

                                        March 31,      March 31,
                                          1996           1995
Cash Flows from Operating Activities:
  Net  Income                        $  1,786,089    $   476,805
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and Amortization        187,957        185,597
     Minority Interest in Net Income (Loss)
     of Consolidated Subsidiary            (9,304)        (4,571)
     Changes in Operating Assets and Liabilities:
      (Increase) Decrease in
         Accounts Receivable             (291,240)       497,272
      (Increase) Decrease in
         Prepaid Expenses                   8,745         (9,583)
      (Increase) Decrease in
         Restricted Cash                   26,076             15
      Increase (Decrease) in
         Payable to Related Parties         7,499         10,003
      Increase (Decrease) in
         Payables and Accruals            304,079         67,682
     Net Cash Provided by Operating
         Activities                     2,019,901      1,223,220

Cash Flows from Investing Activities:
 (Additions) to Investment Properties     (31,285)       (24,980)
 (Additions) to Construction in Progress   (7,722)        (4,950)
     Net Cash Provided by (Used in)
       Investing Activities               (39,007)       (29,930)

Cash Flows from Financing Activities:
 Payments of Notes Payable                (77,615)      (570,307)
 (Increase) Decrease in Deferred Debt Cost      0         (4,999)
 Distribution to Partners:
       Limited  Partners                 (750,000)      (750,000)
       General  Partner                   (15,305)       (15,306)
       Minority  Interest                 (10,550)             0
     Net Cash Provided by (Used in)
       Financing Activities              (853,470)    (1,340,612)

Increase (Decrease) in
  Cash and Cash Equivalents             1,127,424       (147,322)

Cash and Cash Equivalents at Beginning
  of Period                             1,626,628      1,202,175

Cash  and Cash Equivalents at End
  of Period                           $ 2,754,052    $ 1,054,853

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                       $   180,370    $   200,081

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1996

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

     Reclassification

     Certain items in the 1995 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1996 statements.

     Consolidation

     The accompanying consolidated financial statements include the accounts of the company and all of its subsidiaries.
Intercompany transactions and balances have been eliminated.
Minority interest is accounted for by using the equity method.

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL
         PARTNERS AND AFFILIATES:

      The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended
March 31, 1996:

       Property Management Fees                     $   9,475
       General and Administrative Costs and Fees       23,054
       Cash Distributions                              15,305

NOTE 3 - INVESTMENT PROPERTIES

     As of March 31, 1996 the Partnership owned, directly or through limited partnership investments, an interest in eleven nursing home properties.

   A summary of the Partnership's investment properties is as follows:
                                   Operated          Leased
Land                            $  1,534,105     $  3,148,638
Buildings                          4,526,043       15,123,747
Furniture and Fixtures             1,276,934        4,041,185
Leasehold Interest                         0          849,658
Investment Properties, at Cost     7,337,082       23,163,228

Less:  Accumulated Depreciation
         and Amortization         (2,281,226)      (9,134,379)
Net Book Value                  $  5,055,856     $ 14,028,849

   The Partnership, directly or through a manager, operates three skilled nursing facilities. Paramount Chateau, a 99-bed facility located in California, for the three months ended March 31, 1996, had an average occupancy rate of 88% that was comprised of 7% private, 10% Medicare, 70% Medicaid and 1% HMO. The average reimbursement rates were $95, $245, $73 and $104 per day for private, Medicare, Medicaid, and HMO, respectively. The average monthly revenue was $392,400. Pacific Palms, a 99-bed facility located in California, for the three months ended March 31, 1996, had an average occupancy rate of 27% that was comprised of 2% private, 4% Medicare, 12% Medicaid and 9% HMO. The average reimbursement rates were $107, $161, $73 and $183 per day for private, Medicare, Medicaid and HMO, respectively. The average monthly revenue was $118,658. Olympic Healthcare, a 60-bed skilled nursing facility with a 24-bed assisted living wing located in Sequim, Washington, for the three months ended March 31, 1996, had an average occupancy of 94% that was comprised of 33% private, 10% Medicare and 51% Medicaid. The average reimbursement rates were $96, $197 and $98 per day for private, Medicare and Medicaid, respectively. The average monthly revenue was $178,192. The 24-bed assisted living wing maintained an average occupancy of 74% that was comprised of 31% private and 43% Medicaid. The average reimbursement rates were $55 and $55 per day for private and Medicaid, respectively. The average monthly revenue was $29,446.

NOTE 4 - EXTRAORDINARY ITEM

   On October 25, 1995, a Lease Termination Agreement was signed by Cumberland Healthcare and FHP, Inc. relating to FHP-Norwalk (f/k/a Rancho Los Padres) whereby Cumberland would receive an early lease termination payment. A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. Pursuant to the Lease Termination Agreement, $1,566,174 was placed in escrow, and payment was contingent upon Cumberland obtaining the appropriate license to operate and maintain the FHP-Norwalk facility. In January 1996, the state of California - Department of Health Services issued a license to Cumberland Healthcare to operate and maintain Pacific Palms Skilled Nursing (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres). After various prorations, working capital advances and interest earned, the net distribution from the escrow account to Cumberland was $1,534,334 which is recorded as lease termination settlement, interest income and deferred revenue for the period ending March 31, 1996.

NOTE 5 - SUBSEQUENT EVENT

    Cumberland Healthcare, L.P. I-A ("Cumberland") and Life Care Centers of America, Inc. ("LCCA"), effective August 4, 1995, entered into a Purchase and Sale Agreement pursuant to which LCCA agreed to acquire seven nursing homes from Cumberland for an aggregate purchase price of $17,900,000, subject to certain prorations and adjustments. Cumberland owns six of these homes and leases the seventh from an independent owner. The purchase price paid by LCCA was as follows:

   (a) LCCA assumed the indebtedness secured by a mortgage on the Rimrock Facility of $1,263,431;

   (b) LCCA delivered a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership ("the LCCA Note"). The LCCA Note matures on the fifth anniversary of its issuance (May 29, 1996) but may be accelerated at the option of the Partnership at the end of two years. A portion of the accrued interest is payable monthly and the balance is due on the maturity of the LCCA Note. However, if the Partnership exercises its right to call the Note after two years, the accrued interest which would otherwise be due at maturity will be canceled;

   (c) Funds were wired in the amount of $1,829,930 to payoff the existing loan on the Sun City facility; and

   (d) The balance of the purchase price (net of any prorations) was paid in cash at closing by federal funds wire transfer to the Partnership of $13,803,952.

   Closing of the LCCA transaction was contingent upon approval of the plan by a majority interest of the Limited Partners which was obtained on May 8, 1996.

    With the consummation of the sale this leaves Cumberland with two 99-bed skilled nursing facilities in Southern California, a 100-bed skilled nursing facility in Ohio and half interest in a 60-bed skilled nursing facility in Washington, which also has a 24-bed assisted living wing.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Net resident service revenues increased by $488,552 (37%) for the three months ended March 31, 1996, as compared to the same period in 1995. This increase is primarily due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility. Resident services expenses increased $460,166 (39.6%) for the three months ended March 31, 1996, as compared to the same period in 1995. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident acuity level and the conversion of Pacific Palms (f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility.

   Rental income decreased by $45,548 (5.6%) for the three months ended March 31, 1996, as compared to the same period in 1995.
This decrease is due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility.

   Interest income increased by $28,987 (173.1%) for the three months ended March 31, 1996, as compared to the same period in 1995. This increase is due to increased cash balances in interest bearing accounts.

   Interest expense decreased by $24,646 (12.1%) for the three months ended March 31, 1996, as compared to the same period in 1995. This decrease resulted from a reduction of the average level of debt.

   General and Administrative - Other expense increased by $13,996 (51.6%) for the three months ended March 31, 1996, as compared to the same period in 1995. This increase resulted from increased legal and consulting fees relating to the negotiation of the sale of seven nursing homes to LCCA.

   General and Administrative - Affiliates increased by $9,303 (68%) for the three months ended March 31, 1996, compared to the same period in 1995, due to a general increase in travel and overhead of $3,793 and $4,500 that was credited to General and Administrative for services provided outside the Partnership for the same period in 1995.

   Depreciation and Amortization expense increased by $2,360 (1.3%) for the three months ended March 31, 1996, as compared to the same period in 1995. This increase is primarily due to the completion of the laundry facility in January 1996 at Paramount Chateau and subsequent depreciation.

   The lease termination settlement under Extraordinary Item for the period ending March 31, 1996, was $1,293,464 compared to zero for the same period in 1995. This is due to the FHP early lease termination payment in January, 1996 (see Note 4 Extraordinary
Item).

As a result of the above items, the Partnership's net income for the three months ended March 31, 1996, is $1,786,089 as compared to $476,805 for the same period in 1995, representing an increase of $1,309,284 (274.6%).

   The primary sources of funds for the period ended March 31, 1996, were rental income, revenues from nursing home operations, the lease termination payment from FHP and collection of accounts receivable. These funds were used to pay nursing home expenses, make cash distributions to partners and reduce the amount of outstanding indebtedness. As of March 31, 1996, the Partnership has an interest in eleven nursing homes that have a net book value of $19,084,705. Net book value is not necessarily representative of market value.

   In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 to 24 months. These sources include cash flows from operations, rental income and current cash reserves.

   Short-term liquidity requirements consist of funds needed to meet commitments for debt service and administrative and operational expenses. These short term needs will be funded by cash at March 31, 1996, plus 1996 rental income, interest income, and cash flows from operations. However, if the future changes in the healthcare market would require extensive capital expenditures by the Partnership in order for its facilities to meet new licensure and/or marketplace standards, the Partnership may be required to seek additional capital sources or increase its long term debt in order to meet potential future expenditure requirements. The General Partner is unable at this time to predict the extent of future capital expenditure needs of the facilities resulting from future changes in the nursing home industry.

   Mortgage obligations coming due within the next three (3) years will be reviewed prior to their due dates. Based on the Partnership's evaluation of each property and its corresponding mortgage, current interest rates, availability of funds and other relevant factors, each mortgage will be either refinanced, paid off or the property abandoned. If needed for mortgage funding, the Partnership has available income from rental property, facility operational cash flows and current cash balances.

   The cash balance at March 31, 1996 was $2,754,052. The Partnership had net income of $1,786,089. After adjusting for depreciation, amortization, and changes in operating assets and liabilities, net cash provided by operating activities was $2,019,901. The net cash used in investing activities was $39,007, which includes fixed asset additions. The net cash used in financing activities was $853,470 and consisted of principal payments on notes payable, proceeds from notes payable, and distributions to partners. Significant changes to the balance sheet which affected the cash flow of the Partnership for the period of March 31, 1996, were as follows: Accounts Receivable increased by $291,248 primarily due to the start-up of operations of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) and its accounts receivable increasing from zero to $370,053. This was due to delays in receiving licensing approval from the state and Medicare which meant the billing for Medi-Cal and Medicare could not be done until such approval had been received. Accounts Payable and accruals increased by $302,897 at March 31, 1996, as compared to December 31, 1995. This increase in payables is from the start-up operation of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) which caused payables to increase from zero to $78,750, Paramount Chateau payables increased by $78,599 due to better cash management, the property tax accrual increased by $78,685, deferred patient revenue of $124,318 is consolidated into the accounts payable and a decrease of $32,804 due to a Medicare pay back from a cost report settlement. Investment Properties increased by $105,609 as a result of the completion of the laundry at Paramount Chateau at a cost of approximately $75,000, the purchase of computer software for $6,000 and new doors at a cost of $1,800. Various other purchases of furniture and fixtures at Olympic Healthcare and Pacific Palms made up the balance. Construction in Progress decreased by $66,602 due to the completion of the laundry room renovation at Paramount Chateau and the transfer of the cost to Investment Properties. Mortgage Notes Payable decreased by $77,615 due to normal loan amortization.

Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The 1995 distribution to Limited Partners totaled $1,500,000 (5% of the original capital of $30,000,000). The February 1996 distribution to the Limited Partners was $750,000 (2.5% of the original capital of $30,000,000). None of these distributions represented a return of capital. Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits filed with this Report - None

   (b)  Reports on Form 8-K - Report filed June 13, 1996
                              Date of Event, May 29, 1996.

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


                              CUMBERLAND HEALTHCARE, L.P. I-A

                              By:  Medical Investments Partners

                              By:  RJ Health Properties, Inc.
                                   Managing General Partner

Date:06/28/96                      By: /s/Fred E. Whaley
                                   President and Director

Date:06/28/96                      By: /s/J. Davenport Mosby,III
                                   Vice President and Director