Form 10-Q
period 1996-06-30
CUMBERLAND HEALTHCARE L P I-A
filed 1996-09-05
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996

Commission File Number 0-16415

CUMBERLAND HEALTHCARE, L.P. I-A
(Exact name of Registrant as specified in its Charter)

Delaware                                59-2660778
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

880 Carillon Parkway, St. Petersburg, Florida 33716
(Address of principal executive offices)

Registrant's telephone number (813) 573-3800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO

                                        Number of Units at
   Title of Each Class                     June 30, 1996

Units of Limited Partnership
Interest:  $1,000 per unit                      30,000

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 1995 Form 10-K, filed with the Securities and Exchange Commission on April 12, 1996, Parts III and IV - Form S-11
Registration Statement and all amendments and supplements thereto
File No. 33-4301

CUMBERLAND HEALTHCARE, L.P. I-A
(a Limited Partnership)
CONSOLIDATED BALANCE SHEETS

                                                June 30,       December 31,
                                                   1996             1995
ASSETS                                                           (Audited)

Cash and Cash Equivalents                   $  16,764,143      $   1,626,628
Restricted Cash                                    30,068             59,272
Accounts Receivable (Net of Allowance of
  $73,373 and $73,373)                          1,160,791            705,511
Notes Receivable                                1,000,000                  0
Prepaid Expenses                                  137,939             74,681
Deferred Debt Costs (Net of Accumulated
  Amortization of $52,054 and $42,336)             61,376             71,094
Intangible Assets  (Net of Accumulated
  Amortization of $38,832 and $33,285)            404,966            410,513
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
  of $3,981,361 and $11,235,282)                7,568,139         19,159,419
Construction in Progress                                0             74,324

    Total Assets                            $  27,127,422      $  22,181,442

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts Payable                         $   1,007,178      $     955,713
   Accrued Payroll                                228,339            236,217
   Interest Payable                                 9,446             34,646
   Payable to Related Parties
                           - General Partner        8,151             11,054
                           - Affiliates           361,399            346,399
   Mortgage Note Payable                        4,720,868          7,946,917
   Minority Interest                              723,851            675,458
     Total Liabilities                          7,059,232         10,206,404

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at June 30, 1996 and December 31, 1995)    20,192,906         12,261,618

   General Partner                               (124,716)          (286,580)

     Total Partners' Equity                    20,068,190         11,975,038

     Total Liabilities and Partners' Equity  $ 27,127,422       $ 22,181,442

CUMBERLAND HEALTHCARE, L.P. I-A
(a Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED

                                                 June 30,        June 30,
                                                   1996            1995
Revenues:
  Net Resident Service Revenues               $  3,664,107      $  2,801,137
  Rental Income                                  1,286,882         1,626,470
  Interest Income                                  136,065            27,931

    Total Revenues                               5,087,054         4,455,538

Expenses:
  Resident Service Expenses                      3,218,920         2,371,957
  Interest Expense - Affiliate                           0               637
                   - Other                         332,933           357,964
  Rent Expense                                     125,392           150,142
  Property Management Fees - General Partner        16,049            20,112
  General and Administrative - Affiliates           18,454            14,118
                             - Other                93,507            61,659
  Depreciation and Amortization                    330,702           371,312

    Total Expenses                               4,135,957         3,347,901

Operating Income                              $    951,097      $  1,107,637

Minority Interest in Net (Income) Loss
  of Consolidated Subsidiary                       (58,962)          (41,475)

Income Before Extraordinary Item              $    892,135      $  1,066,162

Extraordinary Item
  Lease Termination Settlement                   1,293,464                 0
  Gain on Sale of Assets                         6,672,839                 0

Net Income                                    $  8,858,438      $  1,066,162

Allocation of Net Income
  Limited Partners                            $  8,681,269      $  1,044,839
  General Partner                                  177,169            21,323

    Total Income                              $  8,858,438      $  1,066,162

Net Income Per $1,000 Limited Partnership Unit
  Income Before Extraordinary Item            $      29.14             34.83
  Extraordinary Item                                260.23                 0
  Net Income                                  $     289.37      $      34.83

Number of Limited Partnership Units                 30,000            30,000

CUMBERLAND HEALTHCARE, L.P. I-A
(a Limited Partnership)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED

                                                  June 30,         June 30,
                                                    1996             1995
Revenues:
  Net Resident Service Revenues               $  1,856,024      $  1,481,606
  Rental Income                                    520,294           814,034
  Interest Income                                   90,337            11,190

    Total Revenues                               2,466,655         2,306,830

Expenses:
  Resident Service Expenses                      1,597,688         1,210,891
  Interest Expense - Other                         153,778           154,800
  Rent Expense                                      50,321            75,071
  Property Management Fees - General Partner         6,574            10,062
  General and Administrative - Affiliates           (4,600)              367
                             - Other                52,373            34,521
  Depreciation and Amortization                    142,745           185,715

    Total Expenses                               1,998,879         1,671,427

Operating Income                              $    467,776      $    635,403

Minority Interest in Net (Income) Loss
  of Consolidated Subsidiary                       (68,266)          (46,046)

Income Before Extraordinary Item              $    399,510      $    589,357

Extraordinary Item
  Gain on Sale of Assets                         6,672,839                 0

Net Income                                    $  7,072,349      $    589,357

Allocation of Net Income
  Limited Partners                            $  6,930,902      $    577,570
  General Partner                                  141,447            11,787

    Total Income                              $  7,072,349      $    589,357

Net Income Per $1,000 Limited Partnership Unit
  Income Before Extraordinary Item            $      13.05             19.25
  Extraordinary Item                                217.98                 0
  Net Income                                  $     231.03      $      19.25

Number of Limited Partnership Units                 30,000            30,000

CUMBERLAND HEALTHCARE, L.P. I-A
(a Limited Partnership)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED

                                                   June 30,        June 30,
                                                     1996            1995
Cash Flows from Operating Activities:
  Net Income                                     $ 8,858,438     $ 1,066,162
    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
      Depreciation and Amortization                  330,702         371,891
      Gain on Sale of Assets                      (6,672,839)              0
      Minority Interest in Net Income (Loss)
        of Consolidated Subsidiary                    58,962          41,475
      Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Accounts Receivabl    (455,280)        395,599
       (Increase) Decrease in Prepaid Expenses       (63,258)        (69,676)
       (Increase) Decrease in Restricted Cash         29,204          (8,310)
       Increase (Decrease) in Payable to Related
        Parties                                       12,097          (7,504)
       Increase (Decrease) in Payables
        and Accruals                                  18,387          48,931
    Net Cash Provided by Operating
      Activities                                   2,116,413       1,837,989

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                (85,655)        (24,573)
 (Additions) to Construction in Progress                   0          (4,950)
Sale of Investment Properties                     15,848,942               0
    Net Cash Provided by (Used in)
        Investing Activities                      15,763,287         (29,523)

Cash Flows from Financing Activities:
    Payments of Notes Payable                     (1,966,330)       (681,637)
    (Increase) Decrease in Deferred Debt Cost              0          (4,999)
    Distribution to Partners:
      Limited Partners                              (750,000)       (750,000)
      General Partner                                (15,305)        (15,306)
      Minority Interest                              (10,550)              0
        Net Cash Provided by (Used in)
          Financing Activities                    (2,742,185)     (1,451,942)

Increase(Decrease)in Cash and Cash Equivalents    15,137,515         356,524

Cash and Cash Equivalents at Beginning
  of Period                                        1,626,628       1,202,175

Cash and Cash Equivalents at End of Period       $16,764,143     $ 1,558,699

Supplemental Disclosure of Cash Flow Information:
        Interest Paid                            $   358,133     $   363,146

Non-cash Items:
  Sale of Investment Properties
    Notes Receivable                               1,000,000               0
    Assumed Mortgage                               1,259,719               0
    Miscellaneous Settlements                       (208,661)              0
    Total                                        $ 2,051,058     $         0


CUMBERLAND HEALTHCARE, L.P. I-A
(a Limited Partnership)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996

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

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL
         PARTNERS AND AFFILIATES:

     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the six months ended June 30, 1996:

        Property Management Fees                        $  16,049
        General and Administrative Costs and Fees          18,454
        Cash Distributions                                 15,305

NOTE 3 - INVESTMENT PROPERTIES

     As of June 30, 1996 the Partnership owned, directly or through limited partnership investments, an interest in four nursing home properties.

     A summary of the Partnership's investment properties is as follows:

                                           Operated              Leased
Land                                    $  1,534,105        $    250,038
Buildings                                  4,545,181           3,108,476
Furniture and Fixtures                     1,312,164             799,536
Investment Properties, at Cost             7,391,450           4,158,050

Less:   Accumulated Depreciation
                and Amortization          (2,324,625)         (1,656,736)
Net Book Value                          $  5,066,825        $  2,501,314

     The Partnership, directly or through a manager, operates three skilled nursing facilities. Paramount Chateau, a 99-bed facility located in California, for the six months ended June 30, 1996, had an average occupancy rate of 86% that was comprised of 7% private, 9% Medicare, 69% Medicaid and 1% HMO. The average reimbursement rates were $99, $247,
$73 and $80 per day for private, Medicare, Medicaid, and HMO, respectively.
The average monthly revenue was $250,588. Pacific Palms, a 99-bed facility located in California, for the six months ended June 30, 1996 had an average occupancy rate of 30% that was comprised of 3% private, 3%
Medicare, 17% Medicaid and 7% HMO. The average reimbursement rates were $104, $220, $73 and $206 per day for private, Medicare, Medicaid and HMO, respectively. The average monthly revenue was $112,633. Olympic Healthcare, a 60-bed skilled nursing facility with a 24-bed assisted living wing located in Sequim, Washington, for the six months ended June 30, 1996, had an average occupancy in the skilled nursing facility of 95% that was comprised of 36% private, 10% Medicare and 49% Medicaid. The average reimbursement rates in the skilled nursing facility were $98, $193 and $101 per day for private, Medicare and Medicaid, respectively. The average monthly revenue was $188,686. The 24-bed assisted living wing maintained an average occupancy of 77% that was comprised of 29% private and 48% Medicaid. The average reimbursement rates were $58 and $54 per day for private and Medicaid, respectively.
The average monthly revenue was $30,932.

NOTE 4 - EXTRAORDINARY ITEM

     On October 25, 1995, a Lease Termination Agreement was signed by
Cumberland Healthcare and FHP, Inc. relating to FHP-Norwalk (f/k/a Rancho
Los Padres) whereby Cumberland would receive an early lease termination payment. A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. Pursuant to the Lease Termination Agreement, $1,566,174 was placed in escrow, and payment was contingent upon Cumberland obtaining the appropriate license to operate and maintain the FHP-Norwalk facility. In January 1996, the state of California - Department of Health Services issued a license to Cumberland Healthcare to operate and maintain Pacific Palms Skilled Nursing (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres). After various prorations, working capital advances and interest earned, the net distribution from the escrow account to Cumberland was $1,534,334 which is recorded as lease termination settlement, interest income and deferred revenue in the period ending March 31, 1996.

     Cumberland Healthcare, L.P. I-A ("Cumberland") and Life Care Centers of America, Inc. ("LCCA"), effective August 4, 1995, entered into a Purchase and Sale Agreement pursuant to which LCCA agreed to acquire seven nursing homes from Cumberland for an aggregate purchase price of $17,900,000, subject to certain prorations and adjustments. Cumberland owns six of these homes and leases the seventh from an independent owner. The purchase price paid by LCCA was as follows:

     (a) LCCA assumed the indebtedness secured by a mortgage on the Rimrock Facility of $1,259,719;

     (b) LCCA delivered a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership ("the LCCA Note"). The LCCA Note matures on the fifth anniversary of its issuance date of May 29, 1996 but may be accelerated at the option of the Partnership at the end of two years. A portion of the accrued interest is payable monthly and the balance is due on the maturity of the LCCA Note. However, if the Partnership exercises its right to call the Note after two years, the accrued interest which would otherwise be due at maturity will be canceled;

     (c) Funds were wired in the amount of $1,829,930 to payoff the existing loan on the Sun City facility; and

     (d) The balance of the purchase price was paid in cash at closing by federal funds wire transfer to the Partnership of $13,803,952.

     Closing of the LCCA transaction was contingent upon approval of the plan by a majority interest of the Limited Partners which was obtained on May 8, 1996. The sale resulted in a gain of $6,672,839. With the May 29, 1996, consummation of the sale this leaves Cumberland with two 99-bed skilled nursing facilities in Southern California, a 100-bed skilled nursing facility in Ohio and half interest in a 60-bed skilled nursing facility in Washington, which also has a 24-bed assisted living wing.

CUMBERLAND HEALTHCARE, L.P. I-A
(a Limited Partnership)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net resident service revenues increased by $862,970 (30.8%) for the six months ended June 30, 1996, as compared to the same period in 1995. This increase is primarily due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996, resulting in six months of resident services revenue in the first six months of 1996, while there was none for the same period in 1995. Resident services expenses increased $846,963 (35.7%) for the six months ended June 30, 1996, as compared to the same period in 1995. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident acuity level and the conversion of Pacific Palms
(f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996, resulting in six months of resident services expense in the first six months of 1996, while there was none for the same period in 1995.

     Rental income decreased by $339,588 (20.9%) for the six months ended
June 30, 1996, as compared to the same period in 1995. This decrease is due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility, effective
January 1, 1996, and the sale of seven nursing homes to LCCA which closed on May 29, 1996.

     Interest income increased by $108,134 (387.1%) for the six months ended June 30, 1996, as compared to the same period in 1995. This increase is due to increased cash balances in interest bearing accounts. These increased balances are from the proceeds of the lease termination and the sale of the seven nursing homes.

     Interest expense decreased by $25,668 (7.2%) for the six months ended June 30, 1996, as compared to the same period in 1995. This decrease resulted from a reduction of the average level of debt.

     General and Administrative - Other expense increased by $31,848 (51.7%) for the six months ended June 30, 1996, as compared to the same period in 1995. This increase resulted from increased legal and consulting fees relating to the negotiation of the sale of seven nursing homes to LCCA.

     General and Administrative - Affiliates decreased by $4,336 (30.7%) for the six months ended June 30, 1996, compared to the same period in 1995, due to an increase in travel and overhead of affiliates directly related to and allocated to resident service expenses while total General and Administrative remained stable.

     Depreciation and Amortization expense decreased by $40,610 for the six months ended June 30, 1996, as compared to the same period in 1995. This decrease was primarily due to the net effect of increased depreciation from the new laundry facility placed in service at Paramount Chateau in January 1996 and decreased depreciation from the seven nursing homes sold to LCCA in May 1996.

     Cumberland Healthcare, L.P. I-A ("Cumberland") and Life Care Centers of America, Inc. ("LCCA"), effective August 4, 1995, entered into a Purchase and Sale Agreement pursuant to which LCCA agreed to acquire seven nursing homes from Cumberland for an aggregate purchase price of $17,900,000, subject to certain prorations and adjustments. Cumberland owns six of these homes and leases the seventh from an independent owner. Closing of the LCCA transaction was contingent upon approval of the plan by a majority interest of the Limited Partners which was obtained on May 8, 1996. The sale resulted in a gain of $6,672,839.

     Net resident service revenues increased by $374,418 (25.3%) for the three months ended June 30, 1996, as compared to the same period in 1995. This increase is primarily due to the conversion of Pacific Palms
(f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996 resulting in three months of resident services revenues in 1996 compared to none in the same period in 1995. Resident services expenses increased $386,797 (31.9%) for the three months ended June 30, 1996, as compared to the same period in 1995. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident acuity level and the conversion of Pacific Palms (f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996 resulting in three months of resident services expense in 1996 compared to none in the same period in 1995.

     Rental income decreased by $293,740 (36.1%) for the three months ended June 30, 1996, as compared to the same period in 1995. This decrease is due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective
January 1, 1996 therefore there was three months of lease income in 1995 while there was none for the same period in 1996. Also, the sale of seven nursing homes to LCCA on May 29, 1996 resulted in two months in lease income in 1996 as compared to the same period in 1995 which had three months of lease income.

     Interest income increased by $79,147 (707.3%) for the three months ended June 30, 1996, as compared to the same period in 1995. This increase is due to increased cash balances in interest bearing accounts resulting from the proceeds received from the sale of seven nursing homes to LCCA and the lease termination payment.

     General and Administrative - Other expense increased by $17,852 (51.7%) for the three months ended June 30, 1996, as compared to the same period in 1995. This increase resulted from increased legal and consulting fees relating to the negotiation of the sale of seven nursing homes to LCCA.

     General and Administrative - Affiliates expense decreased by $4,967 for the three months ended June 30, 1996, compared to the same period in 1995, due to an increase in the allocation of the travel and overhead of affiliates directly to resident service expenses while total General and Administrative remained stable.

     Depreciation and Amortization expense decreased by $42,970 for the three months ended June 30, 1996, as compared to the same period in 1995. This decrease was primarily due to the net effect of increased depreciation from the new laundry facility placed in service at Paramount Chateau in January 1996 and decreased depreciation from the seven nursing homes sold to LCCA in May 1996.

     The primary sources of funds for the period ended June 30, 1996, were rental income, revenues from nursing home operations, proceeds from the sale of seven California nursing homes, lease termination settlement and collection of accounts receivable. These funds were used to pay nursing home expenses, make cash distributions to the partners and reduce the amount of outstanding indebtedness. As of June 30, 1996, the Partnership has an interest in four nursing homes that have a combined net book value of $7,568,139. Net book value is not necessarily representative of market value.

     In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 to 24 months. These sources include cash flows from operations, rental income and current cash reserves.

     Short-term liquidity requirements consist of funds needed to meet commitments for debt service and administrative and operational expenses. These short term needs will be funded by cash at June 30, 1996, plus 1996 rental income, interest income, and cash flows from operations. However, if the future changes in the healthcare market would require extensive capital expenditures by the Partnership in order for its facilities to meet new licensure and/or marketplace standards, the Partnership may be required to seek additional capital sources or increase its long term debt in order to meet potential future expenditure requirements. The
General Partner is unable at this time to predict the extent of future capital expenditure needs of the facilities resulting from future changes in the nursing home industry.

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

     The cash balance, not including restricted cash, at June 30, 1996, was $16,764,143. The Partnership had net income of $8,858,438. After adjusting for depreciation, amortization, and changes in operating assets and liabilities, net cash provided by operating activities was $2,116,413. The net cash provided by investing activities was $15,763,287 which includes fixed asset additions and the sale of investment properties. The net cash used in financing activities was $2,742,185 and consisted of principal payments on notes payable and distributions to partners. Significant changes to the balance sheet which affected the cash flow of the Partnership for the period primarily due to the start-up of operations of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) with its accounts receivable increasing from zero to $474,770. This was due to delays in licensing approval, slow billing and a normal increase in Accounts Receivable. Prepaid expenses increased $63,258 primarily from an increase in insurance rates and the additional premium for Pacific Palms which was previously paid by the lessee. Restricted cash decreased by $29,204 due to the net effect of increased patient trust balances of $7,870 and the release of $37,074 from the FHP capital improvements escrow account as part of the lease termination agreement. Additions to investment properties increased primarily from $74,324 being capitalized upon completion of a laundry addition at Paramount Chateau The sale of the seven nursing homes provided $15,848,942 in cash proceeds upon closing at May 29, 1996. Mortgage Notes Payable decreased by $1,966,330 primarily due to the payoff of debt on the Sun City facility of $1,814,307 from proceeds of the sale of the seven nursing homes. The purchaser also assumed the $1,259,719 debt on the Rimrock facility.

     Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The 1995 distribution to Limited Partners totaled $1,500,000 (5% of the original capital of $30,000,000). The February 1996 distribution to the Limited Partners was $750,000 (2.5% of the original capital of $30,000,000). The July 1996 distribution to the Limited Partners was $13,200,000 (44% of the original capital of $30,000,000). Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits filed with this Report - None

        (b)  Reports on Form 8-K -  Form 8-K filed on June 13, 1996
                                    Date of Event:  May 29, 1996

        SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CUMBERLAND HEALTHCARE, L.P. I-A
By:  Medical Investments Partners

By:  RJ Health Properties, Inc.
Managing General Partner

Date:  August 30, 1996        By:  /s/Fred E. Whaley
                              President and Director

Date:  August 30, 1996        By:  /s/J. Davenport Mosby, III
                              Vice President and Director