Form 10-Q
period 1996-09-30
CUMBERLAND HEALTHCARE L P I-A
filed 1996-12-06
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended - September 30, 1996

Commission File Number - 0-16415

CUMBERLAND HEALTHCARE, L.P. I-A
(Exact name of Registrant as specified in its Charter)

Delaware
(State or other jurisdiction of incorporation or organization)

59-2660778
(I.R.S. Employer Identification No.)

880 Carillon Parkway, St. Petersburg, Florida 33716
(Address of principal executive offices)

(813) 573-3800
Registrant's telephone number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO

Title of Each Class		  		         	Number of Units at
Units of Limited Partnership  			 	September 30, 1996
Interest:  $1,000 per unit				          	30,000

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II, 1995 Form 10-K, filed with the
Securities and Exchange Commission on April 12, 1996,
Parts III and IV - Form S-11 Registration Statement and all amendments and supplements thereto
File No. 33-4301


CONSOLIDATED BALANCE SHEETS

						                                            	September 30,	December 31,
							                                                1996     	     1995
ASSETS	                                                 							    (Audited)

Cash and Cash Equivalents	                    			$   5,944,073 	$  1,626,628
Restricted Cash				                                   		34,513       	59,272
Accounts Receivable (Net of Allowance of
  $101,095 and $73,373)			                         		1,090,173      	705,511
Notes Receivable					                               	1,000,000 	           0
Prepaid Expenses					                                 	115,974       	74,681
Deferred Debt Costs (Net of Accumulated
	Amortization of $51,179 and $42,336)	                 	22,464       	71,094
Intangible Assets  (Net of Accumulated
	Amortization of $41,606 and $33,285)	                	402,192      	410,513
Investment Properties, at Cost (Net of
	Accumulated Depreciation and Amortization
	  of $2,370,511 and $11,235,282)	                		 5,035,486   	19,159,419
Construction in Progress		                   			             0	       74,324

			Total Assets	                              			$  13,644,875 	$ 22,181,442

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
	Accounts Payable			                           		$     768,137 	$    955,713
	Accrued Payroll			                                  		236,922      	236,217
	Interest Payable						                                      0       	34,646
 	Payable to Related Parties
	 	                         	- General Partner	      			 2,524       	11,054
	                          		- Affiliates		          		330,029      	346,399
	Mortgage Note Payable			                           	1,264,419    	7,946,917
	Minority Interest	                          				      711,094	      675,458

			Total Liabilities	                          		    3,313,125    10,206,404

Partners' Equity:
	Limited Partners (30,000 units outstanding
	  at September 30, 1996 and December 31, 1995)    	10,403,615   	12,261,618

	General Partner	                            				      (71,865)     (286,580)

			Total Partners' Equity                     			   10,331,750    11,975,038

			Total Liabilities and Partners' Equity        	$ 13,644,875 	$ 22,181,442

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED

	 				                                          		September 30, September 30,
								                                               1996    	     1995
Revenues:
	Net Resident Service Revenues		                 	$  5,726,182 	$  4,089,700
	Rental Income					                                 	1,430,203    	2,482,321
	Interest Income                         					         196,892        47,839

				Total Revenues                              		   7,353,277 	   6,619,860

Expenses:
	Resident Service Expenses			                        5,020,123  	  3,555,560
	Interest Expense - Affiliate					                           0 	         637
	           		    - Other			                          	418,382      	534,143
	Rent Expense					                                    	125,393      	225,212
	Property Management Fees   - General Partner          	17,391       	30,726
	General and Administrative - Affiliates	              	13,049       	20,095
				                        - Other                 	 	120,697      	118,735
	Depreciation and Amortization	                 		     438,195 	     557,097

				Total Expenses		                                 6,153,230 	   5,042,205

Operating Income		                            				$  1,200,047 	$  1,577,655

Minority Interest in Net (Income) Loss
  of Consolidated Subsidiary                      			  (96,205)	     (44,033)

Income Before Extraordinary Items	             			$  1,103,842 	$  1,533,622

Extraordinary Items
	Lease Termination Settlement		                   			1,293,464            	0
	Gain on Sale of Assets	                       			   9,941,447 	           0

Net Income		                                 					$ 12,338,753  $  1,533,622

Allocation of Net Income
	Limited Partners				                            	$ 12,091,978 	$  1,502,950
	General Partner                             					     246,775 	      30,672

	Total Income	                               					$ 12,338,753 	$  1,533,622

Net Income Per $1,000 Limited Partnership Unit
	Income Before Extraordinary Item	              		$      36.06 	$      50.10
	Extraordinary Items					                               367.01 	           0
	Net Income	                                 					$     403.07 	$      50.10

Number of Limited Partnership Units	           			      30,000 	      30,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED

						                                          		September 30,	September 30,
								                                               1996    	     1995
Revenues:
	Net Resident Service Revenues	                 		$  2,062,075 	$  1,288,563
	Rental Income						                                   143,321    	  855,851
	Interest Income	                         				          60,827 	      19,908

	 			Total Revenues                             		   2,266,223 	   2,164,322

Expenses:
	Resident Service Expenses			                      	 1,801,203  	  1,183,603
	Interest Expense - Other			                          	 85,449      	176,179
	Rent Expense							                                         0      	 75,070
	Property Management Fees   - General Partner		          1,342      		10,614
	General and Administrative - Affiliates 		           	 (5,405)       	5,977
		                       			- Other                 			 27,191      		57,076
	Depreciation and Amortization	                 		     107,493 	     185,785

				Total Expenses	                               	  2,017,273 	   1,694,304

Operating Income		                             			$    248,950 	$    470,018

Minority Interest in Net (Income) Loss
  of Consolidated Subsidiary	                     				 (37,243)       (2,558)

Income Before Extraordinary Item		              		$    211,707 	$    467,460

Extraordinary Item
	Gain on Sale of Assets	                       			   3,268,608 	           0

Net Income					                                  		$ 3,480,315  $    467,460

Allocation of Net Income
	Limited Partners			                            	 	$ 3,410,709 	$    458,111
	General Partner	                             				      69,606 	       9,349

	Total Income	                               					 $ 3,480,315 	$    467,460

Net Income Per $1,000 Limited Partnership Unit
	Income Before Extraordinary Item		               	$      6.92  	$     15.27
	Extraordinary Item					                                106.77 	           0
	Net Income	                                  			 	$    113.69  	$     15.27

Number of Limited Partnership Units	           			      30,000 	      30,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
							                                           	September 30, September 30,
							                                               	1996   	       1995
Cash Flows from Operating Activities:
	Net Income					                                  	$12,338,753  	$ 1,533,622
	Adjustments to Reconcile Net Income to Net
	  Cash Provided by Operating Activities:
		Depreciation and Amortization	                      	438,195      	557,097
		Gain on Sale of Assets	                         		(9,941,447)           	0
		Minority Interest in Net Income (Loss)
		  of Consolidated Subsidiary			                       96,205       	44,033
		Changes in Operating Assets and Liabilities:
		(Increase) Decrease in Accounts Receivable         	(384,662)     	294,288
		(Increase) Decrease in Prepaid Expenses             	(41,293)     	(39,675)
		(Increase) Decrease in Restricted Cash              		24,759       	(8,091)
		Increase (Decrease) in Payable to Related
		  Parties				                                      		(24,900)      	 4,613
		 Increase (Decrease) in Payables
		  and Accruals					                                 (221,517) 	     51,140
		Net Cash Provided by Operating
		  Activities	                                				  2,284,093  	  2,437,027

Cash Flows from Investing Activities:
(Additions) to Investment Properties			               (100,201)      (39,435)
(Additions) to Construction in Progress		                    0       (32,754)
Sale of Investment Properties				                 	 21,598,942  	          0
		Net Cash Provided by (Used in)
		  Investing Activities		                        	 21,498,741       (72,189)

Cash Flows from Financing Activities:
	Payments of Notes Payable		                      		(5,422,779) 	   (759,356)
	(Increase) Decrease in Deferred Debt Cost	                		0        12,246
	Distribution to Partners:
	  Limited Partners				                           	(13,950,000)   (1,500,000)
	  General Partner					                                (32,060)      (30,612)
	  Minority Interest					                              (60,550)            0
		Net Cash Provided by (Used in)
		  Financing Activities		                      		 (19,465,389)   (2,277,722)

Increase(Decrease)in Cash and Cash Equivalents		     4,317,445        87,116

Cash and Cash Equivalents at Beginning of Period		   1,626,628  	  1,202,175

Cash and Cash Equivalents at End of Period	      		$ 5,944,073  	$ 1,289,291

Supplemental Disclosure of Cash Flow Information:
	Interest Paid                              					 	$   453,028  	$   540,124

Non-cash Items:
	Sale of Investment Properties
		Notes Receivable      		                       		$ 1,000,000  	$         0
		Assumed Mortgage				                              	1,259,719            	0
		Miscellaneous Settlements	          		              (208,661) 	          0
		Deferred Debt Cost Amortization	          	           39,787  	          0
		Total		                                      				$ 2,090,845  	$         0

The accompanying notes are an integral part of these financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996

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

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR
GENERAL PARTNERS AND AFFILIATES:

	The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the nine months ended September 30, 1996. General and Administrative costs and fees are net of the $166,296 allocation made to resident service expenses for costs directly related to the nursing homes.

	Property Management Fees			                 	$  17,391
	General and Administrative Costs and Fees	  	$  13,049
	Cash Distributions	                    			  	$  32,060

NOTE 3 - INVESTMENT PROPERTIES

	As of September 30, 1996 the Partnership owned, directly or through limited partnership investments, an interest in three nursing home properties.

	A summary of the Partnership's investment properties is as follows:

	                          					   Operated
	Land				                       	$ 1,534,105
	Buildings				                     4,550,469
	Furniture and Fixtures			         1,321,423
	Investment Properties, at Cost	   7,405,997

	Less: Accumulated Depreciation
	       and Amortization     			  (2,370,511)
	Net Book Value		               	$ 5,035,486

		The Partnership, directly or through a manager, operates three skilled nursing facilities.  Paramount Chateau, a 99-bed facility located in
California, for the nine months ended September 30, 1996, had an average occupancy rate of 85% that was comprised of 8% private, 10% Medicare, 81%
Medicaid and 1% HMO.  The average reimbursement rates were $96, $254, $73 and
$83 per day for private, Medicare, Medicaid, and HMO, respectively.  The average monthly revenue was $252,225.  Pacific Palms, a 99-bed facility located in California, for the nine months ended September 30, 1996 had an average occupancy rate of 34% that was comprised of 10% private, 8% Medicare,
60% Medicaid and 22% HMO.  The average reimbursement rates were $102, $214,
$73 and $201 per day for private, Medicare, Medicaid and HMO, respectively.
The average monthly revenue was $132,279.  Olympic Healthcare, a 60-bed skilled nursing facility with a 24-bed assisted living wing located in Sequim,
Washington, for the nine months ended September 30, 1996, had an average occupancy in the skilled nursing facility of 95% that was comprised of 36%
private, 11% Medicare and 53% Medicaid.  The average reimbursement rates in the skilled nursing facility were $99, $210 and $96 per day for private,
Medicare and Medicaid, respectively.  The average monthly revenue was
$197,642.  The 24-bed assisted living wing maintained an average occupancy of
77% that was comprised of 33% private and 67% Medicaid.  The average reimbursement rates were $61 and $54 per day for private and Medicaid, respectively. The average monthly revenue was $31,613.

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

	Cumberland Healthcare, L.P. I-C ("Cumberland, I-C") and Arbor Health Care Company ("Arbor") entered into a purchase and sale agreement effective September 19, 1996, pursuant to which Arbor agreed to purchase a nursing home currently leased to Arbor by Cumberland, I-C. The purchase price was $5,750,000 subject to certain prorations and adjustments. Sales proceeds of $2,121,254 were wired to the property's mortgagor, The Provident Bank, in full payment of the mortgage. The balance of $3,618,662, net of closing costs, was wired to Cumberland, I-C. This sale resulted in recognition of a gain to the Partnership of $3,268,608.

	After the May 29, 1996 sale to LCCA and the September 19, 1996 sale to Arbor,the Partnership has two 99-bed skilled nursing facilities in southern California and a 50% interest in a 60-bed skilled nursing facility in Washington which also has a 24-bed assisted living wing.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Net resident service revenues increased by $1,636,482 (40.0%) for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996, resulting in nine months of resident services revenue in the first nine months of 1996, while there was none for the same period in 1995. Resident services expenses increased $1,464,563 (41.2%) for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident acuity level and the conversion of Pacific Palms (f/k/a FHP - Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996, resulting in nine months of resident services expense in the first nine months of 1996, while there was none for the same period in 1995.

	Rental income decreased by $1,052,118 (42.4%) for the nine months ended September 30, 1996, as compared to the same period in 1995. This decrease is due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility, effective January 1, 1996, the sale of seven nursing homes to LCCA which closed on May 29, 1996, and the sale of one nursing home to Arbor on September 19, 1996.

	Interest income increased by $149,053 (311.6%) for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase is due to increased cash balances in interest bearing accounts. These increased balances are from the proceeds of the lease termination and the sale of the seven nursing homes.

	Interest expense decreased by $116,398 (21.7%) for the nine months ended September 30, 1996, as compared to the same period in 1995. This decrease resulted from a reduction of the average level of debt. The debt decreased due to the retirement or assumption of debt of $3,074,027 with the sale of seven nursing homes to LCCA and $2,110,513 with the sale of one nursing home to Arbor.

	General and Administrative - Affiliates decreased by $7,046 (35.1%) for the nine months ended September 30, 1996, compared to the same period in 1995, due to an increase in the percentage of travel and overhead of affiliates directly related to and allocated to resident service expenses while total General and Administrative remained stable.

	Depreciation and Amortization expense decreased by $118,902 for the nine months ended September 30, 1996, as compared to the same period in 1995. This decrease was primarily due to the net effect of increased depreciation from the new laundry facility placed in service at Paramount Chateau in January
1996 and decreased depreciation from the seven nursing homes sold to LCCA in May 1996.

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
transaction was contingent upon approval of the plan by a majority interest of the Limited Partners which was obtained on May 8, 1996. The sale resulted in a gain of $6,672,839 for the nine months ended September 30, 1996.

	Cumberland Healthcare, L.P. I-C ("Cumberland, I-C") and Arbor Health Care Company ("Arbor") entered into a purchase and sale agreement effective September 19, 1996, pursuant to which Arbor agreed to purchase a nursing home for $5,750,000. This sale resulted in recognition of a gain of $3,268,608 for the three months and nine months ending September 30, 1996.

	On October 25, 1995, a Lease Termination Agreement was signed by Cumberland and FHP, Inc. relating to FHP-Norwalk f/k/a Rancho Los Padres (Note
4) whereby Cumberland would receive an early lease termination payment. A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. Pursuant to the Lease Terminaiton Agreement, $1,566,174 was placed in escrow, and payment was contingent upon Cumberland obtaining the appropriate license to operate and maintain the FHP-Norwalk facility. In January 1996, the state of California - Department of Health Services issued a license to Cumberland Healthcare to operate and maintian Pacific Palms Skilled Nursing f/k/a FHP-Norwalk f/k/a Rancho Los Padres. This resulted in the recognition of revenue of $1,293,464 for lease termination settlement for the nine months ended September 30, 1996.

	Net resident service revenues increased by $773,512 (60.0%) for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996 resulting in three months of resident services revenues in 1996 compared to none in the same period in 1995. Resident services expenses increased $617,600 (52.2%) for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is due to an increase in nursing expenses from the use of additional ancillary services needed to accommodate the higher resident acuity level and the conversion of Pacific Palms (f/k/a FHP, Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996 resulting in three months of resident services expense in 1996 compared to none in the same period in 1995.

	Rental income decreased by $712,530 (83.3%) for the three months ended September 30, 1996, as compared to the same period in 1995. This decrease is due to the conversion of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) from a leased facility (FHP-Norwalk) to an operated facility effective January 1, 1996 therefore there was three months of lease income in 1995 while there was none for the same period in 1996. Also, the sale of seven nursing homes to LCCA on May 29, 1996 resulted in three months of lease income in 1995 while there was none for the same period in 1996.

	Interest income increased by $40,919 (205.5%) for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is due to increased cash balances in interest bearing accounts resulting from the proceeds received from the sale of seven nursing homes to LCCA and the FHP lease termination payment.

	General and Administrative - Other expense decreased by $29,885 (109.9%) for the three months ended September 30, 1996, as compared to the same period in 1995. This decrease is due to the increase in direct allocations to resident services expenses of accounting and legal fees incurred by affiliates on behalf of the operated nursing homes while total General and Administrative remained stable.

	General and Administrative - Affiliates expense decreased by $11,382 for the three months ended September 30, 1996, compared to the same period in 1995, due to an increase in the allocation of the travel and overhead of affiliates directly to resident service expenses while total General and Administrative remained stable.

	Depreciation and Amortization expense decreased by $78,292 for the three months ended September 30, 1996, as compared to the same period in 1995. This decrease was primarily due to the net effect of increased depreciation from the new laundry facility placed in service at Paramount Chateau in January
1996 and decreased depreciation from the seven nursing homes sold to LCCA in May 1996.

	Cumberland Healthcare, L.P. I-C ("Cumberland, I-C") and Arbor Health Care Company ("Arbor") entered into a purchase and sale agreement effective September 19, 1996, pursuant to which Arbor agreed to purchase a nursing home for $5,750,000. This sale resulted in recognition of a gain of $3,268,608 for the three months and nine months ending September 30, 1996.

	The primary sources of funds for the period ended September 30, 1996, were rental income, revenues from nursing home operations, proceeds from the sale of seven California nursing homes, lease termination settlement and collection of accounts receivable. These funds were used to pay nursing home expenses, make cash distributions to the partners and reduce the amount of outstanding indebtedness. As of September 30, 1996, the Partnership has an interest in three nursing homes that have a combined net book value of $5,035,486. Net book value is not necessarily representative of market value.

	In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 to 24 months. These sources include cash flows from operations, rental income and current cash reserves.

	Short-term liquidity requirements consist of funds needed to meet commitments for debt service and administrative and operational expenses. These short term needs will be funded by cash at September 30, 1996, plus 1996 interest income and cash flows from operations. However, if the future changes in the healthcare market would require extensive capital expenditures by the Partnership in order for its facilities to meet new licensure and/or marketplace standards, the Partnership may be required to seek additional capital sources or increase its long term debt in order to meet potential future expenditure requirements. The General Partner is unable at this time to predict the extent of future capital expenditure needs of the facilities resulting from future changes in the nursing home industry.

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

	The cash balance, not including restricted cash, at September 30, 1996, was $5,944,073. The Partnership had net income of $12,338,753. After adjusting for depreciation, amortization, and changes in operating assets and liabilities, net cash provided by operating activities was $2,284,093. The net cash provided by investing activities was $21,498,741 which includes fixed asset additions and the sale of investment properties. The net cash used in financing activities was $19,465,389 and consisted of principal payments on notes payable and distributions to partners. Significant changes to the balance sheet which affected the cash flow of the Partnership for the period primarily due to the start-up of operations of Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) with its accounts receivable increasing from zero to $478,928. This was due to delays in licensing approval, slow billing and a normal increase in Accounts Receivable. Prepaid expenses increased $41,293 primarily from an increase in insurance rates and the additional premium for Pacific Palms which was previously paid by the lessee. Restricted cash decreased by $24,759 due to the net effect of increased patient trust balances of $12,315 and the release of $37,074 from the FHP capital improvements escrow account as part of the lease termination agreement. Additions to investment properties increased primarily from $74,324 being capitalized upon completion of a laundry addition at Paramount Chateau The sale of the seven nursing homes to LCCA provided $15,848,942 in cash proceeds upon closing at May 29, 1996. The sale of one nursing home to Arbor provided $3,618,663 in cash proceeds upon closing at September 19, 1996. Mortgage
Notes Payable decreased by $5,422,779 primarily due to the payment of debt on the Sun City facility of $1,814,307 from proceeds of the LCCA sale of the seven nursing homes, the assumption by LCCA of the $1,259,719 debt on the Rimrock facility and the payment of debt on the Hillcrest facility of $2,110,513 from proceeds from the sale of the facility to Arbor.

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

	(b)  Reports on Form 8-K - None

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	                        			CUMBERLAND HEALTHCARE, L.P. I-A

	         		               	By: Medical Investments Partners

			                        	By: RJ Health Properties, Inc.
	                           				Managing General Partner

Date:  December 5, 1996    	By: /s/Fred E. Whaley
	                           				President and Director

Date:  December 5, 1996    	By:	/s/J. Davenport Mosby, III
                       				    	Vice President and Director