Form 10-K
period 1996-12-31
CUMBERLAND HEALTHCARE L P I-A
filed 1997-04-15
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the fiscal year ended   December 31, 1996

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

     Securities registered pursuant to Section 12(b) of the Act: None

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

                                                Number of Units
        Title of Each Class                  at December 31, 1996

     Units of Limited Partnership
     Interest:  $1,000 per unit                       30,000

There is no public market for the trading of partnership units and therefore no market value can be determined.


                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None




                                              Exhibit Index:  Pages 29 - 32



                                  PART I

Item 1. Business

General Development of Business

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

Termination and Dissolution of the Partnership

     On May 8, 1996, the limited partners approved a plan of liquidation pursuant to which the Partnership will be dissolved and its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement and its assets be liquidated with the proceeds of such liquidation to be expended and distributed as required by the Limited Partnership Agreement. Upon distribution of all of the assets of the Partnership, the Partnership will be terminated.

Nursing Home Operations

     The Partnership owns 99% of Cumberland Healthcare, L.P. I-C which leased the Hillcrest Care Center to Arbor Health Care Company ("Arbor"). The General Partner owns the remaining 1% of Cumberland Healthcare, L.P. I-
C. The lease provided for a minimum rent of $330,000 per year and additional rent of 4% of net revenue. Total lease payments were capped annually at $545,000. The aggregate amount of the rent paid by Arbor for the year ended December 31, 1996, was $355,994. Arbor had an option to purchase the facility which became effective February 1, 1995, and terminated February 1, 1997, at an amount determined according to the lease agreement. Arbor exercised its option to purchase Hillcrest Care Center and on September 20, 1996, the purchase was closed with the payment of $5,750,000 by Arbor to Cumberland Healthcare, L.P. I-C.

     The Partnership leased Bel Tooren, Imperial, La Habra, Mirada Hills, Northwalk, Rimrock and Sun City (collectively the "LCCA Homes") to Life Care Centers of America ("LCCA"). The leases with LCCA are hereinafter referred to as the "LCCA Leases". The LCCA Leases required an annual minimum rent of $2,408,932 for the fiscal year ended May 31, 1996, with an annual adjustment based on 6% of the increase in resident service revenues. The LCCA Leases also called for incentive rent based on a 50% sharing of LCCA's net profit from the LCCA Homes. LCCA had an option to purchase the LCCA Homes beginning June 1, 1999 and ending December 31, 1999 for a purchase  price  equal to the then fair market value  of  the  LCCA  Homes;
provided, however, that the aggregate price for all the LCCA Homes, pursuant to the option, would not be less than $24,292,000. The LCCA Leases original expiration date was May 2000. LCCA's obligations under the LCCA Leases were personally guaranteed by the principal shareholder of LCCA. During 1994, the Partnership notified LCCA that it believed that LCCA was in violation of certain technical reporting, rent computation and other covenants of the LCCA Leases since the reports and certifications required to be delivered to the Partnership under the LCCA Leases were not in the detail and form required by the LCCA Leases. LCCA denied that violations or breaches of the LCCA Leases occurred. The disputes involved the accounting methods used by LCCA to calculate whether any incentive rent was due. The parties disagreed as to what credits and debits could be properly used in making the calculation under the LCCA Leases. The General Partner estimated the aggregate amount of the disputes to be $50,000. The Partnership did not recognize any of the disputed amounts as revenue. Resolution of the disputes was a condition precedent to both parties' obligations pursuant to the Purchase Agreement and was settled through negotiations. In addition, LCCA had informed the Partnership that it was seeking future rental concessions under the LCCA Leases.

     The Partnership entered into an agreement with LCCA on August 4, 1995 (the "Purchase Agreement") pursuant to which LCCA agreed to purchase seven nursing facilities located in California for a purchase price of $17,900,000. The Purchase Agreement required the purchase price to be paid by LCCA as follows:

(a) LCCA would assume the indebtedness secured by a mortgage on the Rimrock Facility.

(b) LCCA would deliver a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership (the "LCCA Note"). The LCCA Note matures on the fifth anniversary of its issuance but payment may be demanded at the option of the Partnership on or anytime after December 28, 1997. A portion of the accrued interest is payable monthly and the balance is due on the maturity of the LCCA Note. However, if the Partnership exercises its right to call the LCCA Note on or after December 28, 1997, the accrued interest which would otherwise be due at maturity will be canceled; and

(c) The balance of the purchase price would be paid in cash at closing by federal funds wire transfer to the Partnership.

     The agreement to sell the LCCA Homes to LCCA was subject to Partners' approval. Approval by the Partners' for the sale of the LCCA Homes was granted May 8, 1996. On May 29, 1996, the closing of the sale of the LCCA Homes was finalized. All lease agreements previously held between the Partnership and LCCA were terminated.

     Effective September 19, 1990, the Partnership leased its Rancho Los Padres nursing home to FHP, Inc. ("FHP"), a large California based HMO and the principal subsidiary of FHP International Corporation, for ten years. The lease for Rancho Los Padres required FHP, as lessee, to make a monthly minimum lease payment of $22,000 ($264,000 annually) for the first year, $24,500 ($294,000 annually) for the second year, and $24,500 plus the greater of the percentage increase of the Medi-Cal rate or consumer price index increase, but not less than 3% nor more than 8%, for years three through ten of the lease. On October 25, 1995, a Lease Termination Agreement was signed by Cumberland Healthcare (Cumberland) and FHP, Inc. relating to FHP - Norwalk f/k/a Rancho Los Padres ( see Note 5 to Financial Statements) whereby Cumberland would receive an early lease termination payment (see Note 11 to Financial Statements). A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. Pursuant to the Lease Termination Agreement, $1,566,174 was placed in escrow, and payment was contingent upon Cumberland obtaining the appropriate license to operate and maintain the FHP - Norwalk facility. In January 1996, the State of California - Department of Health Services issued a license to Cumberland to operate and maintain Pacific Palms Skilled Nursing f/k/a FHP - Norwalk f/k/a Rancho Los Padres. After various prorations, working capital advances and earned interest, the net distribution from the escrow account to Cumberland was $1,534,334. On October 1, 1995, there was only one resident in FHP - Norwalk and as of December 31, 1995, there were thirty residents in the facility. FHP, as part of the termination agreement, agreed to maintain at the nursing facility an average census of its members/patients sufficient to average not less than five patient days for each day between September 30, 1995, and October 1, 1996, at a rate which is essentially $45 per patient day greater than market rent. In the event of a sale or subsequent lease of all or any interest in Pacific Palms Skilled Nursing prior to October 1, 1996, the Partnership was required to pay to the lessee 50% of the sale proceeds in excess of $1,600,000, up to a maximum total payment of $500,000.

     During 1994 the Partnership refinanced debt secured by the Pacific Palms Skilled Nursing facility (see Note 6 to Financial Statements). A substantial portion of the proceeds of the $1,500,000 refinancing was used to reduce other debt of the Partnership having a higher interest rate. In January 1995, $500,000 of the proceeds of this loan was used to repay the Raymond James Financial, Inc. indebtedness which matured in October 1994. In consideration of debt reduction, Raymond James Financial, Inc. extended the maturity date of the Partnership's term debt to Raymond James Financial, Inc. In addition, Raymond James Financial, Inc. entered into a revolving loan agreement as of December 28, 1994, which provides that Raymond James Financial, Inc. would advance to the Partnership, on a revolving basis up to $5,000,000 at an interest rate of 15.5% (see Note 7 to Financial Statements). The loan agreement contained typical representations, warranties and covenants, including conditions and restrictions on the borrowing which were: draw requests must be submitted ten (10) business days in advance, disbursements shall be made once a month and borrower must not be in default. The Partnership granted to Raymond James Financial, Inc. a security interest in virtually all of the Partnership's real estate assets and LCCA Leases to secure any advances under the loan agreement. The Loan Agreement matured October 1, 1996. As the Partnership no longer had a need for the revolving line of credit, the note was marked paid and the loan agreement was terminated May 29, 1996.

     As of December 31, 1996 and 1995, the Partnership and its subsidiaries had 229 and 170 employees, respectively.

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

     Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to health care facilities. Since 1983, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs. In a January 27, 1994 report, the Congressional Budget Office stated that despite recent deficit reduction legislation, the federal budget deficit will begin to rise in 1998 and that "increases in spending for Medicare and Medicaid are the dominant force pushing projected deficits back up as the 20th century nears its end." The report projected that federal Medicaid payments in 1999 will be $151 billion, double the 1993 level. Recent federal budget discussions have targeted the Medicare and Medicaid programs. Proposals to reduce taxes for the middle class and/or the proposed constitutional amendment to require a balanced federal budget could result in Medicare and Medicaid spending reductions. In addition, Congress is considering several proposals that would substantially alter health care delivery and payment systems, both public and private. These reform proposals involve increased reliance on managed care plans that selectively contract with providers, increased incentives for individuals to be cost-conscious, limitations on tax deductions for employee health benefits, provider or insurer price controls, emphasis on outpatient and home-based alternatives to inpatient care, and/or substantial reductions in payments under Medicare and Medicaid.

     Medicaid. Medicaid is a medical assistance program for the indigent and is operated by state governments with financial assistance (approximately 50% of the funds available) from the federal government under a matching program. Medicaid is subject to federally imposed requirements. The Medicaid program refers to the various state administered reimbursement programs created by federal law. Although Medicaid programs vary from state to state, they typically provide for fixed rate payments to health care providers based upon historical costs adjusted for inflation and subject to restrictive limitations. Reimbursement rates are determined by the state, while the federal government retains the right to approve or disapprove individual state plans. There are generally two types of Medicaid reimbursement rates: retrospective and prospective. The retrospective rate is one which is determined after completion of the cost report and is designed to reimburse costs after they are incurred. An interim rate based upon historical cost factors and inflation is paid by the state during the cost reporting period and a cost settlement is made following an audit of the filed cost report. Such adjustments may result in additional payments being made to the Partnership or in recoupments from the Partnership, depending on actual performance and the limitations within an individual state plan. The Washington Medicaid program is, at present, a retrospective plan.

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

     Medicare. All of the Partnership's facilities are participants in the Medicare program. Medicare is a federally funded and administered health insurance program primarily designed for individuals who are age 65 or over and are entitled to receive Social Security benefits. The Medicare program consists of two parts. The first part (Part A) covers inpatient hospital services and services furnished by other institutional health care providers, such as long-term care facilities. The second part (Part B) covers the services of doctors, suppliers of medical items and services, home health agencies and various types of outpatient services. Part B services include physical, speech pathology and occupational therapy, pharmaceuticals and medical supplies, certain intensive rehabilitation and psychiatric services, ancillary diagnostic and other services of the type provided by long-term care or acute care facilities. Part A coverage is limited to a specified term (generally 100 days in a long-term care facility) and requires beneficiaries to share some of the cost of covered services through an annual deductible and a co-insurance payment. There are no limits on duration of coverage for Part B services, but there is an annual deductible and a co-insurance requirement for most services covered by Part B.

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

     Separate standards for certification must be met to participate in Medicaid and Medicare programs. As part of the Omnibus Budget Reconciliation Act of 1987 (the "1987 Act"), Congress adopted legislation that substantially increased the requirements for Medicare and Medicaid certifications. The 1987 Act, as amended, created a number of new sanctions for noncomplying facilities. On August 28, 1992, the HHS issued proposed rules which became final late in 1994 and were implemented in 1995. States are currently changing their rules and regulations to reflect the federal regulations. The newly adopted rules, among other things, allow new sanctions for facilities that are found to be out of compliance with certification standards, including denial of or reductions in payments, fines and the appointment by the state of a manager to operate the facility. If a facility is found to be substandard in three consecutive annual surveys, the state is required to deny payment for new admissions and to appoint a monitor to oversee correction of deficiencies. The Partnership believes that its facilities are substantially in compliance with the applicable Medicare and Medicaid regulatory requirements. However, from time to time the Partnership or its lessees receive notices of deficiencies for failure to comply with various regulatory requirements. The Partnership reviews such notices and takes or requires its lessees to take appropriate corrective action. In most cases, the Partnership or its lessees and the reviewing agency agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. In some cases the reviewing agency may take various adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of a facility's license. These actions may adversely affect the facility's ability to continue to operate, the ability of the Partnership or its lessees to provide certain services, and eligibility to participate in the Medicare, Medicaid or Veterans Administration programs. Additionally, conviction of abuse or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification from participation in Medicare and Medicaid programs. In addition, some state regulations provide that all facilities under common control or ownership within a state are subject to being delicensed if any one or more of such facilities is delicensed. Certain of the Partnership's facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was taking steps to decertify the facility from participation in Medicare and Medicaid programs. In all cases, such deficiencies were remedied before any facilities were decertified.

     Effective October 1, 1990, the Omnibus Budget Reconciliation Act of 1990 eliminated the different certification standards for "skilled" and "intermediate" care nursing homes under the Medicaid Program in favor of a single "nursing home" standard. This standard requires, among other things, that the Partnership's managed nursing homes have at least one registered nurse on each day shift and one licensed nurse on each other shift and increases training requirements for nurses aides by requiring a minimum number of training hours and a certification test before a nurse's aide can commence work. States continue to be required to certify that nursing homes provide "skilled" care in order to obtain Medicare reimbursement.

     Fraud and Abuse. As a provider of services under the Medicare and Medicaid programs in the U.S., the Partnership is subject to Medicare and Medicaid fraud and abuse law. This law prohibits any bribe, kickback, rebate or remuneration of any kind in return for the referral of Medicare or Medicaid patients. In addition, several states in which the Partnership operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Violations of these federal or state laws may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Such laws are broad, vague and seldom have been interpreted by the courts or regulatory agencies. On July 29, 1991, pursuant to the "Medicare and Medicaid Patient and Program Protection Act of 1987," the Inspector General of the Department of Health and Human Services issued "safe harbor" regulations, specifying certain business practices which are exempt from sanctions under the fraud and abuse law. While the Partnership intends to attempt to comply with all applicable fraud and abuse laws, there can be no assurance that administrative or judicial interpretation of existing laws or regulations or enactment of new laws or regulations will not have a material adverse affect on the Partnership's business.
Item 2. Properties

     As  of  December  31, 1996, the Partnership owns directly  or  through
limited  partnership  investments  the  properties  or  interest   in   the
properties listed below.


                                         Purchase       Current
Facility Name and Location                Date        Investment(1)

Operated Facilities:

Olympic Health Care Center
 Sequim, Washington (2)                  11/19/86      2,983,455(3)

Pacific Palms Skilled Nursing
 Norwalk, California                      4/02/86       2,146,487

Paramount Chateau Convalescent Hospital
 Paramount, California                    4/02/86       2,288,808

                                                       $7,418,750

(1) At cost before accumulated depreciation and amortization. Investment shown is entire investment made by owners of the property. Certain properties are not entirely owned by the Partnership. See other footnotes.
(2) The amount represents the entire interest of the owner of the property, however, the Partnership only owns a 49.5% interest acquired through a limited partnership investment.
(3) Includes revaluation of assets due to the consummation of the joint venture entered into effective January 1, 1993.

     A summary of the land, buildings, related personal property and accumulated depreciation at December 31, 1996 is as follows:

    Land                                               $1,534,105
    Buildings                                           4,555,358
    Furniture & Fixtures                                1,329,287
    Total Property                                     $7,418,750
    Accum. Depreciation and Amortization                2,416,187
    Net Book Value                                     $5,002,563

Item 2. Properties: (Continued)

      As a result of the sale of the Partnership's leased facilities in 1996, the Partnership, directly or through a manager, operates its three remaining skilled nursing facilities. 1996 resident occupancy percentages are included in the following table.

Paramount Chateau (99 Beds - SNF)         12/31/96   12/31/95   12/31/94

Average Census                               83.7%     87.6%     92.8%
  Private                                     7.2%      9.9%     11.0%
  Medicare                                   10.1%      6.2%      7.5%
  Medi-Cal                                   80.6%     83.9%     81.3%
  HMO                                          .6%        --       .2%
  Hospice                                     1.5%        --        --

Average Reimbursement Rate
  Private                                 $  96.58  $  79.69  $  80.75
  Medicare                                  254.25    244.76    238.86
  Medi-Cal                                   73.30     73.89     71.90
  HMO                                       148.08        --     82.00
  Hospice                                    81.09        --        --

Average Monthly Revenue                   $247,659  $234,807  $245,309

Pacific Palms (99 Beds - SNF)

Average Census                               36.7%       N/A       N/A
  Private                                     9.0%       N/A       N/A
  Medicare                                    6.3%       N/A       N/A
  Medi-Cal                                   65.3%       N/A       N/A
  HMO                                        16.4%       N/A       N/A
  Hospice                                     3.0%       N/A       N/A

Average Reimbursement Rate
  Private                                 $ 107.71       N/A       N/A
  Medicare                                  269.30       N/A       N/A
  Medi-Cal                                   72.64       N/A       N/A
  HMO                                       204.90       N/A       N/A
  Hospice                                   141.02       N/A       N/A

Average Monthly Revenue                   $136,188       N/A       N/A

Olympic  Healthcare  (60  Bed - SNF)      12/31/96   12/31/95  12/31/94

Average Census                               94.2%     88.1%     88.5%
  Private                                    35.8%     31.8%     32.8%
  Medicare                                    9.9%     11.4%     20.8%
  Medicaid                                   54.3%     56.8%     46.4%

Average Reimbursement Rate
  Private                                 $  99.03  $  94.75  $  97.12
  Medicare                                  189.43    173.62     97.35
  Medicaid                                   98.74     94.45     97.07

Average Monthly Revenue                   $190,642  $183,536  $156,900

Olympic Healthcare (24 Bed - ALF)

Average Census                               76.2%     60.3%      6.6%
  Private                                    30.3%     61.0%    100.0%
  Medicaid                                   69.7%     39.0%        0

Average Reimbursement Rate
  Private                                 $  60.59  $  49.97  $  49.93
  Medicaid                                   53.58     51.27       N/A

Average Monthly Revenue                   $ 32,312  $ 23,644  $  2,405

All Operated Homes

Average Occupancy Rates                        69%       84%       92%

Item 3.  Legal Proceedings

      There are no material pending legal proceedings to which the Partnership is a party or to which its property is subject. Therefore, no provision has been made in the accompanying financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                                  PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
         Matters

(a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

(b)  Approximate number of Equity Security Holders:

                                          Number of Record Holders
    Title of Class                         as of December 31, 1996
Units of Limited Partnership Interest                1,937
General Partner Interest                                 1

    No Limited Partner owns more than 5% of the Units. The General Partner Interest is owned by Medical Investments Partners, The Raymond James Financial Center, 880 Carillon Parkway, St. Petersburg, Florida 33716.

(c)  Total Units of Limited Partnership (1,000 units)                30,000
     Total Units Outstanding ($1,000 per unit)                       30,000

                                          1996       1995        1994
Distributions to Limited Partners      $18,150,000$1,500,000$1,050,000
Distributions to General Partner            37,620    30,612    21,430

     All of the distributions for 1996, 1995 or 1994 represent return of capital on a GAAP basis.

Item 6.  Selected Financial Data

                       1996      1995      1994      1993      1992

Total Revenues(1)   $7,604,013 $5,460,632 $4,976,288 $7,760,425 $7,307,680
Net Income(2)       12,362,562  1,966,546  1,613,748    964,440    197,440
Total Assets         9,392,809 22,181,442 22,618,448 26,301,479 26,061,273
Mortgage Notes
  Payable            1,256,214  7,946,917  8,782,497 10,889,660 13,415,224
Distributions to
  Limited Partners
    Per Partnership
      Unit              605.00      50.00      35.00      20.00      10.00
Net Income(2)
   Per  Unit          $  13.81     $ 9.87     $ 6.47     $31.50      $6.45

(1)   Included  in  total  revenues  for 1993  and  1992  are  discontinued
    operations  revenue of $3,233,909 and $3,151,678, respectively.   Total
    revenues in 1993 omit extraordinary gain on sale of minority interest and forgiveness of indebtedness.

(2) Net Income and Net Income Per Unit does not include income from discontinued operations for the years 1996, 1995 and 1994.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditors' opinion included elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Continuing Operations:

     Resident service revenues increased by $2,140,548 (39.6%) for the year ended December 31, 1996, compared to the same period in 1995. This increase is due to $1,634,018 resulting from the operation of the Norwalk, California facility, $164,250 resulting from the payment by FHP, Inc. for the lease termination resident day guarantee, $154,225 resulting from a private payor room rate increase and a Medicare per diem rate increase at the Paramount, California facility and $189,300 resulting from a 7.2% census increase at the Sequim, Washington skilled nursing facility and a 26% census increase at the Sequim, Washington assisted living facility. Resident service revenues increased by $466,478 (9.4%) for the year ended December 31, 1995, compared to the same period in 1994 due to the increase in census of the assisted living wing at the Sequim, Washington facility which opened in July, 1994. Resident days at the Sequim, Washington facility's skilled nursing and assisted living wing increased by 4,851 in 1995. A decrease in census of 1,895 days at the Paramount, California facility partially offset the resident service revenues increase at the Sequim, Washington facility. Resident service revenues increased by $418,355 (9.2%) for the year ended December 31, 1994 compared to the same period in 1993, due to a continued increase in total census and favorable census mix. Although the total increase in patient days was 145, the increase in private and Medicare days was 2,669 versus a decline in Medicaid days of 2,524. The higher paying private and Medicare improved the census mix. Medicare and Medicaid revenues totaled $5,832,738, $4,123,832 and $3,951,735 for the years ended December 31, 1996, 1995 and
1994, respectively. Medicare and Medicaid accounts receivable balances totaled $812,247 and $538,867 for the years ended December 31, 1996 and 1995, respectively. The Medicare and Medicaid increased receivable balances at December 31, 1996 as compared to December 31, 1995 are due to Pacific Palms becoming an operated facility instead of a leased facility. There are no disputed Medicaid or Medicare claims.

      Resident service expenses increased $1,893,646 (40.0%) for the year ended December 31, 1996, compared to the same period in 1995 due to the Norwalk, California facility becoming an operated facility. Resident service expenses increased by $295,576 (6.7%) for the year ended December 31, 1995, compared to the same period in 1994, due to an increase in payroll and related expenses from the increased total census at the facilities.

     Interest income increased by $2,833 (5.7%) for the year ended December 31, 1996, compared to the same period in 1995 due to increased average cash balances in interest bearing accounts. Interest income increased $17,866 (56.9%) for the year ending December 31, 1995, compared to the same period in 1994 due to increased average cash balances.

      General and Administrative - Other expenses decreased by $5,435 (70.9%) for the year ended December 31, 1996, compared to the same period in 1995 due to an increase in the percentage of travel and overhead of affiliates directly related to and allocated to resident service expenses while total General and Administrative remained stable. General and Administrative - Other expenses decreased by $13,968 (15.4%) for the year ended December 31, 1995, compared to the same period in 1994 due in most part to the decrease of $7,927 in insurance costs. Affiliate expenses increased by $15,730 (35.6%) for the year ended December 31, 1996, compared to the same period in 1995 due to the increased need for senior management involvement in the LCCA and Arbor sales negotiations. Affiliate expense increased by $34,440 (353%) for the year ending December 31, 1995, compared to the same period in 1994 due to the time and travel required by senior management to negotiate and execute the LCCA sale and the FHP lease termination.

      Depreciation and Amortization expenses increased by $83,637 (57.9%) for the year ended December 31, 1996, compared to the same period in 1995 due to the transfer of Pacific Palms Skilled Nursing from a leased to an operated home. Depreciation and Amortization expenses decreased by $36,067 (20%) for the year ended December 31, 1995, compared to the same period in 1994 due to original acquisition costs of furniture and fixtures being fully depreciated for the entire year of 1995 while being fully depreciated for only eight months in 1994.

      As a result of the above revenue and expense items, the Partnership had $422,737 net income from continuing operations for the year ending December 31, 1996, $302,252 net income from continuing operations for the year ending December 31, 1995 and $198,107 net income from continuing operations for the year ending December 31, 1994. Inflation and changing prices have not had a material impact on net revenues and expenses from continuing operations over the past three years.


Discontinued Operations:

      Rental income included in discontinued operations decreased by $1,904,975 (57.1%) for the year ended December 31, 1996, compared to the same period in 1995 due to the May 29, 1996, sale of the LCCA Homes, the September 20, 1996, sale of Hillcrest Care Center and the transfer of the Norwalk, California facility to an operated facility. Rental income increased by $141,818 (4.4%) for the year ended December 31, 1995, compared to the same period in 1994 due to escalations built into the lease agreements. The escalation clause in the LCCA lease agreement calls for an adjustment based on 6% of the difference between the base year (June 1, 1993 through May 31, 1994) revenues of the seven leased homes, net of contractuals, and the most recent period (June 1 through May 31) revenues (net of contractuals) for the seven leased homes. Prior year adjustments were based on a fixed rate per bed (660) per day of $9.00 for the period June 1, 1992 through June 1, 1993, to $9.50 per bed per day for the period June 1, 1993 through May 31, 1994, and to $10.00 per bed per day for the period June 1, 1994 through May 31, 1995. This escalation resulted in an increase in rental income of $115,919 from the year ending December 31, 1994 to the year ending December 31, 1995 and $120,450 from the year ending December 31, 1993 to the year ending December 31, 1994. The Arbor lease agreement has a fixed base rate with a contingent lease payment of 4% of the leased home's revenues, net of contractuals, which accounted for $21,008 of the increase in rental income from the year ending December 31, 1994 to the year ending December 31, 1995 and $8,283 from the year ending December 31, 1993 to the year ending December 31, 1994. The balance of the increase is from the FHP lease which calls for an increase effective October first of each year based on the greater of that years Medi-Cal rate increase or consumer price index increase but not less than 3% nor more than 8% for 1993 until lease termination. The FHP lease was terminated in January, 1996 as described in Note 5 to the attached financial statements.

      Interest income increased by $203,732 (1,504.4%) for the year ended December 31, 1996, compared to the same period in 1995 due to increased average cash balances in interest bearing accounts. The increased average cash balances were a result of the cash proceeds from the sale of eight of the eleven nursing homes. Interest income increased $7,873 (138.9%) for the year ending December 31, 1995, compared to the same period in 1994 due to increased average cash balances.

      General and Administrative - Other expenses decreased by $172,898 (98.9%) for the year ended December 31, 1996, compared to the same period in 1995 due to a decrease in legal, consulting and accounting fees associated with the 1995 negotiations and drafting of sales contracts for the sale of the LCCA Homes and the FHP lease termination. General and Administrative - Other expenses increased by $164,753 (1,633.9%) for the year ended December 31, 1995, compared to the same period in 1994 due to an increase in legal, consulting and accounting fees associated with the negotiations and drafting of sales contracts for the sale of the LCCA Homes and the FHP lease termination. Rental and Property Management Fees expenses decreased by $198,786 (58.2%) for the year ended December 31, 1996, compared to the same period in 1995 due to the sale of the LCCA Homes and Hillcrest Care Center.

      Interest expense decreased by $273,875 (45.4%) for the year ended December 31, 1996, compared to the same period in 1995 due to the payoff of mortgages on the Sun City Convalescent Hospital and Hillcrest Care Center from proceeds received as a result of the LCCA and Arbor sales contracts and the assumption of the mortgage on the Rimrock Villa nursing home by LCCA. Interest expense decreased by $68,097 (10.1%) for the year ended December 31, 1995, compared to the same period in 1994 due to the net effect of the $500,000 payoff of the Raymond James debt balance on January 3, 1995, and the $950,000 pay down of the WMF/Huntoon debt balance with funds acquired from the $1,500,000 First Union National Bank refinancing of the Rancho Los Padres facility.

      Depreciation expense decreased by $305,264 (54.1%) for the year ended December 31, 1996, compared to the same period in 1995 due to the sale of the LCCA homes and the Hillcrest Care Center. Depreciation expense decreased by $204,557 (26.6%) for the year ended December 31, 1995 compared to the same period in 1994 due to the original acquisition costs of furniture and fixtures for most of the facilities being fully depreciated for the entire year of 1995 while for only eight months in 1994.

      The Partnership realized income of $11,025,951 for the year ended December 31, 1996, from transactions related to discontinued operations. $9,732,487 is from the gain on sale of the LCCA Homes and the Hillcrest Care Center for the sum of $6,463,878 and $3,268,609, respectively. $1,293,464 is from the lease termination settlement received from FHP, Inc. for the early termination of FHP's lease on Pacific Palms Skilled Nursing f/k/a FHP - Norwalk.

      The operating income from the discontinued real estate rental segment decreased by $750,420 for the year ended December 31, 1996, compared to the same period in 1995, due to the May 29, 1996, sale of the LCCA Homes and the September 20, 1996, sale of the Hillcrest Care Center. The operating income for the discontinued real estate rental segment increased by $248,653 for the year ended December 31, 1995, compared to the same period in 1994 due to escalations built into the lease agreements, lower depreciation expense due to furniture and fixtures being fully depreciated for the year compared to being fully depreciated for eight months in the prior year, and continued principal reductions of the related debt thus reducing interest expense.

      As a result of the above revenue and expense items, the Partnership had $12,362,562 net income for the year ending December 31, 1996, $1,966,546 net income for the year ending December 31, 1995 and $1,613,748 net income for the year ending December 31, 1994. Inflation and changing prices have not had a material impact on net revenues and losses from continuing operations over the past three years.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of funds for the periods ending December 31, 1996, 1995 and 1994 were rental income, revenues from nursing home operations, prepayment of the FHP lease, proceeds from the sale of assets and proceeds from notes payable. These funds were used to pay nursing home expenses, pay recurring debt service, to make cash distributions to partners and to reduce the amount of outstanding indebtedness. As of December 31, 1996, the Partnership owned three nursing homes with a net book value of $5,002,563. Net book value is not necessarily representative of market value.

      Short-term liquidity requirements consist of funds needed to meet commitments for debt service, administrative expenses and operations. These short term needs will be funded by cash at December 31, 1996, plus interest income and income from resident service revenues.

     Debt service paid in 1996 totaled $5,430,984.

      In the opinion of the General Partner, the Partnership has sufficient funds or sources of funds to remain liquid for the next 12 - 24 months. These sources include cash flows from operations. The General Partner is not aware of any trends that may significantly affect the Partnership's liquidity. However, if the future changes in the health care market would require extensive capital expenditures by the Partnership in order for its facilities to meet new licensure and/or marketplace standards, the Partnership may be required to seek additional capital sources or increase its long term debt in order to meet potential future expenditure requirements. The General Partner is unable at this time to predict the extent of future capital expenditure needs of the facilities resulting from future changes in the nursing home industry.

     The cash balance, not including restricted cash, at December 31, 1996, was $2,063,474. The Partnership had net income of $12,362,562. After adjusting for depreciation, amortization, gain on sale of assets and changes in operating assets and liabilities, net cash provided by operating activities was $2,853,971. The net cash provided by investing activities was $21,277,029 which includes fixed asset additions and the sale of investment properties. The net cash used in financing activities was $23,694,154 and consisted of principal payments on mortgage notes payable and distributions to partners. Significant changes to the balance sheet which affected the cash flow of the Partnership for 1996 are primarily due to the start-up of operations at Pacific Palms (f/k/a FHP-Norwalk, f/k/a Rancho Los Padres) with its accounts receivable increasing from zero to $414,774. This increase was due to delays in licensing approval, slow billing and normal increase in Accounts Receivable. Prepaid expenses increased $45,190 primarily from an increase in insurance rates and the additional premium for Pacific Palms which was previously paid by the lessee. Restricted cash increased by $7,787 due to the net effect of increased patient trust balances of $44,861 and the release of $37,074 from the FHP capital improvements escrow account as part of the lease termination agreement. Additions to investment properties increased primarily from $74,324 being capitalized upon completion of a laundry addition at Paramount Chateau. The sale of the seven nursing homes to LCCA provided $15,639,981 in cash proceeds upon closing at May 29, 1996. The sale of one nursing home to Arbor provided $5,750,000 in cash proceeds upon closing at September 20, 1996. Mortgage Notes Payable decreased by $5,430,984 primarily due to the payment of debt on the Sun City facility of $1,814,307 from proceeds from the LCCA sale of the seven nursing homes, the payment of debt on the Pacific Palms facility of $1,298,485 from proceeds from the FHP lease termination settlement and the payment of debt on the Hillcrest facility of $2,110,513 from proceeds from the sale of the facility to Arbor.

      Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The 1995 distribution to Limited Partners totaled $1,500,000 (5% of the original capital of $30,000,000). The February 1996 distribution to the Limited Partners was $750,000 (2.5% of the original capital of $30,000,.000). The July 1996 distribution to the Limited Partners was $13,200,000 (44% of the original capital of $30,000,000). The December 1996 distribution to the Limited Partners was $4,200,000 (14% of the original capital of $30,000,000). Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.
Item 8.  Financial Statements and Supplementary Data




                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page No.

Independent Auditor's Report                                   15

Consolidated Balance Sheets as of December 31, 1996 and 1995   16

Consolidated Statements for the Years Ended December 31, 1996,
  1995 and 1994:

  Income                                                       17

  Partners' Equity                                             18

  Cash Flows                                                   19

Notes to Consolidated Financial Statements                 20 - 28

Directors and Officers of the Registrant                   28 - 29

Exhibit Index                                              29 - 32

Financial Statement Schedules -

  Schedule VIII - Valuation and Qualifying Accounts
    and Reserves                                               32

  Schedule X - Supplementary Income Statement Information      32












                       INDEPENDENT AUDITOR'S REPORT


To the Partners of
  Cumberland Healthcare, L.P. I-A

      We have audited the accompanying consolidated balance sheets of Cumberland Healthcare, L.P. I-A (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Healthcare, L.P. I-A as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

      As more fully discussed in Note 14, during 1996, the Partnership discontinued the leasing segment of its operations. Historically, assets and operations of the leasing segment have represented a substantial portion of the Partnership's total assets and results of operations.

      As more fully disclosed in Note 15, the Partners have approved a plan of dissolution of the Partnership.

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





SPENCE, MARSTON, BUNCH, MORRIS & CO.
Certified Public Accountants


Clearwater, Florida
April 1, 1997

                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS


                                                DECEMBER 31, DECEMBER 31,
                                                   1996         1995

  ASSETS

Cash and Cash Equivalents                        $ 2,063,474 $ 1,626,628
Restricted Cash                                       67,059      59,272
Accounts Receivable (Net of Allowance
  of $343,770 and $73,373)                           718,772     705,511
Loan Receivable                                    1,000,000           0
Prepaid Expenses                                     119,871      74,681
Deferred Debt Costs (Net of Accumulated
  Amortization of $10,826 and $42,336)                21,652      71,094
Intangible Assets (Net of Accumulated
  Amortization of $44,380 and $33,285)               399,418     410,513
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
  of $2,416,187 and $11,235,282)                   5,002,563  19,159,419
Construction in Progress                                   0      74,324

       Total Assets                              $ 9,392,809 $22,181,442

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                               $   687,968 $   955,713
  Accrued Payroll                                    276,267     236,217
   Interest  Payable                                       0      34,646
  Payable to Related Parties
                - General Partner                      2,524      11,054
                - Affiliates                         336,929     346,399
  Mortgage Notes Payable                           1,256,214   7,946,917
  Minority Interest                                  682,927     675,458

       Total Liabilities                           3,242,829  10,206,404

Partners' Equity:
  Limited Partners (30,000 units outstanding
     at December 31, 1996 and 1995)                6,226,929  12,261,618
  General Partner                                   (76,949)    (286,580)

       Total Partners' Equity                      6,149,980  11,975,038

       Total Liabilities and Partners' Equity    $ 9,392,809 $22,181,442








                The accompanying notes are an integral part of these consolidated financial statements.



                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                     CONSOLIDATED STATEMENTS OF INCOME

                            FOR THE YEARS ENDED

                                   DECEMBER 31, DECEMBER 31,DECEMBER 31,
                                      1996         1995        1994
                                                (Restated)  (Restated)
Revenues:
  Net Resident Service Revenues     $ 7,551,897  $ 5,411,349 $ 4,944,871
  Interest Income                        52,116       49,283      31,417

       Total Revenues                 7,604,013    5,460,632   4,976,288

Expenses:
  Resident Service Expenses           6,627,830    4,734,184   4,438,608
   Interest Expense - Affiliate               0          104      14,735
                    - Other             111,386      114,095     117,118
  General and Administrative
                    - Affiliates         59,927       44,197       9,757
                    - Other              71,169       76,604      90,572
  Depreciation and Amortization         227,945      144,308     180,375

       Total Expenses                 7,098,257    5,113,492   4,851,165

Operating Income                        505,756      347,140     125,123

  Minority Interest
    in Net (Income)/Loss
     of Consolidated Subsidiary         (83,019)    (44,888)      72,984

Income from Continuing Operations       422,737      302,252     198,107

Discontinued Operations:
  Income from Operations of
    Leased Homes                        913,874    1,664,294   1,415,641
  Gain on Sale of Assets              9,732,487            0           0
  Lease Termination Settlement        1,293,464            0           0

Income from Discontinued Operations  11,939,825    1,664,294   1,415,641

Net  Income                         $12,362,562 $  1,966,546 $ 1,613,748

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit $   13.81 $       9.87 $      6.47

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit     390.03       54.37       46.25

Total Income Per $1,000
  Limited Partnership Unit          $    403.84  $     64.24 $     52.72

Number of Limited Partnership Units
  Outstanding                            30,000       30,000      30,000










                The accompanying notes are an integral part of these consolidated financial statements.



                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                      Limited      General      Total
                                     Partners'    Partner's   Partners'
                                      Equity       Equity      Equity

  Balance at December 31, 1993      $11,302,930 $  (306,144) $10,996,786

Net Income - 1994 (Restated)          1,581,473       32,275   1,613,748

Distribution                         (1,050,000)    (21,430)  (1,071,430)

  Balance at December 31, 1994
    (Restated)                      $11,834,403 $  (295,299) $11,539,104

Net Income - 1995                     1,927,215       39,331   1,966,546

Distribution                         (1,500,000)    (30,612)  (1,530,612)

  Balance at December 31, 1995      $12,261,618 $  (286,580) $11,975,038

Net Income - 1996                    12,115,311      247,251  12,362,562

Distribution                        (18,150,000)    (37,620) (18,187,620)

  Balance at December 31, 1996      $ 6,226,929 $   (76,949) $ 6,149,980
















                The accompanying notes are an integral part of these consolidated financial statements.





                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED

                                       December 31,December 31,December 31,
                                          1996       1995       1994
                                                              (Restated)

Cash Flows from Operating Activities:
 Net Income                             $12,362,562$ 1,966,546$ 1,613,748
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization             487,456    709,083    949,708
  Minority Interest in Net Income (Loss)     83,019     44,888    (72,984)
  Gain on Sale of Assets                 (9,732,487)         0          0
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable(13,261)  303,118   (635,100)
   (Increase) Decrease in Prepaid Expenses  (45,190)   (29,998)    36,218
   (Increase) Decrease in Restricted Cash    (7,787)    (6,492)    (2,627)
   Increase (Decrease) in Payable to Related
     Parties                                (18,000)    18,490   (338,906)
   Increase (Decrease) in Payables
     and Accruals                          (262,341)  (100,288)   (19,292)
     Net Cash Provided by Operating
       Activities                         2,853,971  2,905,347  1,530,765
Cash Flows from Investing Activities:
 (Additions) to Investment Properties      (112,952)   (52,173)   (44,820)
 (Additions) to Construction in Progress          0    (74,324)   (64,132)
 Sale of Investment Properties           21,389,981          0          0

     Net Cash Provided by (Used in)
       Investing Activities              21,277,029   (126,497)   (108,952)

Cash Flows from Financing Activities:
 Proceeds from Mortgage Notes Payable             0          0  1,500,000
 Payments of Mortgage Notes Payable     (5,430,984)   (836,030)(3,606,713)
 (Increase) Decrease in Deferred Debt Costs       0     12,245    (53,411)
 Distribution to Partners:
   Limited Partners                     (18,150,000)(1,500,000)(1,050,000)
   General Partner                          (37,620)   (30,612)   (21,430)
   Minority Interest                        (75,550)         0          0

     Net Cash (Used in) Financing
        Activities                      (23,694,154)(2,354,397)(3,231,554)

Increase (Decrease) in Cash and
  Cash Equivalents                          436,846    424,453 (1,809,741)

Cash  and Cash Equivalents at
  Beginning of Year                       1,626,628  1,202,175  3,011,916

Cash and Cash Equivalents at
  End of Year                            $2,063,474 $1,626,628 $1,202,175

Supplemental Disclosure of Cash Flow Information:
 Interest Paid                           $  475,402 $  723,159 $  829,887

See Note 9 for Non-Cash Investing and Financing Activities










                The accompanying notes are an integral part of these consolidated financial statements.



                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996

NOTE 1 - ORGANIZATION:

      Cumberland Healthcare, L.P. I-A (the "Partnership"), a limited partnership, was organized under the provisions of the Delaware Revised Uniform Limited Partnership Act as amended. Operations commenced on March 13, 1986, for the purpose of acquiring and leasing nursing homes. On May 8, 1996, the limited partners approved a plan of liquidation pursuant to which the Partnership will be dissolved and its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement.

      Medical Investments Partners, the General Partner, manages and controls the business and affairs of the Partnership. Medical Investments Partners is a Florida general partnership whose corporate partners are RJ Health Properties, Inc. and RJ Medical Investors, Inc., both wholly-owned subsidiaries of Raymond James Financial, Inc.

      These consolidated financial statements include the accounts of several limited partnerships in which the Partnership is a 99% Limited Partner. Detailed information as to the consolidated entities is as follows:

                            Net Book Value               Income/Loss
                            of Investment     Net           Sharing
                   General  Properties at    Income    Limited  General
Partnership Name   Partners     12/31/96     (Loss)   Partners  Partners

Cumberland
Healthcare,       Medical
L.P. I-A          Investments $ 2,962,174 $ 8,760,996     N/A    N/A
                  Partners

Cumberland
Healthcare,       Medical
L.P. I-B *        Investments   2,040,389      83,020     99%     1%
                  Partners &
                  Olympic Health
                  Services, Inc.

Cumberland
Healthcare,       Medical
L.P. I-C          Investments           0   3,518,546     99%     1%
                  Partners

                  Total       $ 5,002,563 $12,362,562

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


                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             DECEMBER 31, 1996

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Accounting

     The accompanying financial statements are prepared on the accrual basis. Revenues are recognized when earned and expenses are recognized as obligations when incurred. These financial statements include the accounts of Cumberland Healthcare, L.P. I-B and Cumberland Healthcare, L.P. I-C. In Cumberland Healthcare, L.P. I-C, the Partnership is a 99% Limited Partner. In Cumberland Healthcare, L.P. I-B, the Partnership is a 49 1/2% Limited Partner with William Littlejohn being a 49 1/2% Limited Partner (see Note
9). The only activity of these entities is to hold title for certain of the properties included in these financial statements. See Note 1 for further explanation.

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

    Investment Properties

     These assets are carried at the lower of cost, or net realizable value plus a revaluation increase for Olympic Health Care of Cumberland Healthcare, L.P. I-B. Impairment in value is reflected as an adjustment to carrying value when appropriate. There was no impairment in value in 1995 or 1996.

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

     Depreciation is provided for on the straight-line method over the estimated useful lives which are as follows:

          Building and Improvements:            35 Years
          Furniture and Fixtures:               8 Years
          Leasehold Interest:                   8-28 Years

    Deferred Debt Costs

     Deferred debt costs represent the cost of obtaining financing for  the
Partnership.   Such cost is being amortized on a straight-line  basis  over the life of the remaining loan, which expires 2013.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             DECEMBER 31, 1996

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES: (Continued)

    Medicare/Medicaid Settlements

     The Partnership does not record any Medicare or Medi-Cal receivables above their current rate of reimbursement. No receivables are recorded for cost report settlements. The accounts payable for third party settlements for prior years were $100,000 and $378,851 for the years ended December 31, 1996 and 1995, respectively.

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

    Leases

     The Partnership accounted for all its leases under the operating method, with the leased property recorded as an asset at cost. The leasehold interest was being amortized over the remaining life of the lease (28 years) on the straight-line method.

    Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

    Reclassification

     Certain items in the 1995 and 1994 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1996 statements.

NOTE 3 - RELATED PARTY TRANSACTIONS:

     The General Partner manages the operations of the Partnership's investment properties and is entitled to a property management fee equal to 1.25% of gross lease payments received by the Partnership. This amounted to $17,391, $41,287 and $39,531 for 1996, 1995 and 1994, respectively.

     The General Partner is reimbursed for general and administrative costs on an accountable basis. The General Partner's reimbursable costs were $42,881, $28,067 and $6,908 for 1996, 1995 and 1994, respectively.
Affiliates of the General Partner are reimbursed for direct costs incurred on behalf of the Partnership. Direct reimbursable costs amounted to $7,946, $7,920 and $1,153 for 1996, 1995 and 1994, respectively. These costs are included in the Consolidated Statements of Income.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1996

NOTE 3 - RELATED PARTY TRANSACTIONS: (Continued)

     The General Partner is reimbursed a general and administration fee of up to .5% of the Partnership's aggregate capital contributions on an annual basis for certain expenses incurred on behalf of the Partnership. The General Partner's reimbursable expenses were $9,100, $8,210 and $1,696 for 1996, 1995 and 1994, respectively. These expenses are accrued but not paid and are included in the Consolidated Statements of Income.

     As of December 31, 1996, 1995 and 1994, the amounts payable to the General Partner and affiliates for the above items are $336,929, $357,453 and $338,963, respectively. The payable is non-interest bearing, unsecured and payable on demand.

NOTE 4 -NOTES RECEIVABLE:

     The notes receivable is recorded at its face value. The note is a promissory note with a maturity date of May 29, 2001, secured by the personal guarantee of the principal shareholder of Life Care Centers of America, Inc. Interest shall accrue at the rate of 10% per annum and shall be payable monthly at the rate of 5% per annum. The unpaid interest shall accrue. The Partnership has the right to demand payment in full at any time on or after December 28, 1997, with 60 days prior written notice. If the Partnership exercises its right to demand payment before the maturity date, the 5% accrued interest shall be canceled.

NOTE 5 - LEASES AND INVESTMENT PROPERTIES:

    Leases

     The Partnership leased Hillcrest Care Center to Arbor Health Care Company ("Arbor"). The lease with Arbor required the lessee to make a minimum rent payment of $330,000 per year and additional rent payments based on four percent (4%) of net revenue. Total lease payments were capped annually at $545,000. The lessee had an option to purchase the facility which became effective February 1, 1995 and terminated February 1, 1997, at an amount determined according to the lease agreement. Arbor exercised its option to purchase Hillcrest Care Center and on September 20, 1996, the purchase was closed with the payment of $5,750,000 by Arbor to Cumberland Healthcare I-C.

     The Partnership leased Bel Tooren, Imperial, La Habra, Mirada Hills, Northwalk, Rimrock and Sun City to Life Care Centers of America ("LCCA"). The Leases required a minimum rent payment of $2,408,932 annually with an annual adjustment based on 6% of the increase in resident service revenues. These payments have amounted to $1,022,994, $2,474,732 and $2,358,813 for 1996, 1995 and 1994, respectively. The Leases also called for incentive rent  based  on an equal sharing of profits.  There has been  no  incentive rent to date. The Lessee had an option to purchase the facilities beginning June 1, 1999 and ending December 31, 1999. The Leases would have expired in May 2000.

     LCCA's obligations under the leases were personally guaranteed by the principal shareholder of LCCA.

     The Partnership entered into an agreement with LCCA on August 4, 1995 (the "Purchase Agreement") pursuant to which LCCA agreed to purchase seven nursing facilities located in California for a purchase price of $17,900,000.

The Purchase Agreement required the purchase price to be paid by LCCA as follows:

(a) LCCA would assume the indebtedness secured by a mortgage on the Rimrock Facility.

(b) LCCA would deliver a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership (the "LCCA
    Note").   The  LCCA Note would mature on the fifth anniversary  of  its issuance but could be accelerated at the option of the Partnership at the end of 1997. A portion of the accrued interest would be payable monthly and the balance would be due on the maturity of the LCCA Note. However, if the Partnership exercised its right to call the Note after 1997, the accrued interest which would otherwise be due at maturity would be canceled; and

(c) The balance of the purchase price would be paid in cash at closing by federal funds wire transfer to the Partnership.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1996

NOTE 5 - LEASES AND INVESTMENT PROPERTIES:(Continued)

    Leases (Continued)

     Closing  of the LCCA transaction was contingent upon approval  of  the
plan  by  a  majority interest of the Limited Partners.   Approval  by  the
Partners for the sale of the LCCA Homes was granted May 8, 1996. On May 29, 1996, the closing of the sale of the LCCA Homes finalized the Purchase Agreement requirements and terminated all lease agreements previously held between the Partnership and LCCA.

     Effective September 19, 1990, the Partnership entered into a ten-year lease with FHP, Inc. ("FHP"), the principal subsidiary of FHP International Corporation, for Rancho Los Padres. The lease required FHP, as lessee, to make a monthly minimum lease payment of $22,000 ($264,000 annually) for the first year, $24,500 ($294,000 annually) for the second year, and $24,500 plus the greater of the Medi-Cal rate increase or consumer price index increase, but not less than 3% nor more than 8%, for years three through ten of the lease.

     On October 25, 1995, a Lease Termination Agreement was signed by Cumberland Healthcare ("Cumberland") and FHP, Inc. relating to FHP-Norwalk f/k/a Rancho Los Padres whereby Cumberland would receive an early lease termination payment. A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. The Lease Termination Agreement was consummated January 1996 (see Note 11).

     Due to the sale of the Partnership's leased properties, there is no future rental income on non-cancelable leases to report.

Rental Income Included in Discontinued Operations

                  1996             1995             1994

Contingent     $   118,577      $   169,193      $   148,185
Guaranteed       1,311,626        3,165,985        3,045,175

Total          $ 1,430,203      $ 3,335,178      $ 3,193,360

    The Partnership continues to operate Olympic nursing home pursuant to a management contract (which continues on a month to month basis with no set termination date) with a third party operator. Paramount Chateau is being managed under an employment contract (which continues on an annual renewal each September 30) with a third party operator. As a result of the FHP lease termination, the Partnership commenced operating Pacific Palms Skilled Nursing in January 1996.

    Investment Properties

     The schedule below reflects purchase dates and construction years for the facilities owned by the Partnership as of December 31, 1996:

                                  Purchase      Construction
Facility Name and Location          Date            Year

Operated Facilities:
Olympic Health Care Center*
     Sequim, Washington          11/19/86        1978 & 1994

Paramount Chateau Convalescent Hospital
     Paramount, California        4/02/86           1969

Pacific Palms Skilled Nursing**
     Norwalk, California          4/02/86           1964

* A 50% interest was sold to Olympic Health Services, Inc. and William Littlejohn effective January 1, 1993.

** As of January 1, 1996, Pacific Palms Skilled Nursing became an operated home.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1996

NOTE 5 - LEASES AND INVESTMENT PROPERTIES: (Continued)

      A summary of the land, buildings and personal property, and accumulated depreciation and amortization at December 31, 1996 is as follows:

                        Buildings            Accumulated
                       & Personal           Depreciation &  Net Book
Facility Name Land      Property   Total    Amortization      Value

Olympic       180,000   2,803,455  2,983,455   (943,066)   2,040,389*
Paramount     740,956   1,549,422  2,290,378   (819,458)   1,470,920
Pacific Palms 613,149   1,531,768  2,144,917   (653,663)   1,491,254

Total      $1,534,105  $5,884,645 $7,418,750$(2,416,187) $ 5,002,563

* This includes a 50% minority interest and revaluation of the assets.

       A summary of the land, buildings, personal property and accumulated depreciation for the years ended December 31, 1996 and 1995 is as follows:

                         1996        1996       1995         1995
                       Operated     Leased    Operated      Leased
Land                  $ 1,534,105 $        0 $   920,956 $ 3,761,787
Buildings               4,555,358          0   3,277,814  16,332,237
Furniture & Fixtures    1,329,287          0     919,500   4,332,749
Leasehold Interest              0          0           0     849,658
                        7,418,750          0   5,118,270  25,276,431
Accum. Depreciation
and Amortization      (2,416,187)          0 (1,621,407)  (9,613,875)
                     $ 5,002,563  $        0 $3,496,863  $15,662,556

NOTE 6 - MORTGAGE NOTES PAYABLE:

     Mortgage notes payable are summarized below:

                                 December 31,December 31,
     Mortgagor                     1996         1995
     WMF/Huntoon, Paige          $         0 $ 1,824,971
     GMAC Commercial Mortgage Corp.        0   1,268,902
     U.S. Bank of Oregon           1,256,214   1,287,989
     Provident Bank                        0   2,181,722
     First Union National Bank             0   1,383,333
                                 $ 1,256,214 $ 7,946,917

WMF/Huntoon, Paige:           December 31, 1996 - $         0
                              December 31, 1995 - $ 1,824,971

      This mortgage note was payable with a variable interest rate of 3.25% over the auction average for 6-month Treasury Bills, adjusted every six months, payable in monthly installments of principal and interest, based on a 30-year amortization schedule, adjusted to reflect current interest rates, with a balloon payment due April 30, 1996. A principal payment of $950,000 was made in December of 1994 from proceeds received from the First Union loan. A final principal payment of $1,814,307 was made May 29, 1996, from proceeds received from the LCCA Homes sale. This note was secured by Sun City Convalescent Center.

GMAC Commercial
 Mortgage Corp.:              December 31, 1996 - $         0
                              December 31, 1995 - $ 1,268,902

      An 8.5% mortgage note, payable in monthly installments of principal and interest of $12,305, with a final payment of $1,341,069, originally due December 31, 1991, secured by Rimrock Villa Convalescent Center. As of December 31, 1991, a two-year extension was elected, the interest rate was fixed at 8.5% and the loan became due January 1, 1994, with a final payment of $1,318,004. A second extension was granted February 1994 by G.F.I. Commercial Mortgage, L.P. The terms of the loan remained the same with the exception that this extension could be terminated with 30 days written notice from G.F.I. This note was assumed by Life Care Centers of America, Inc. as a condition of sale of the LCCA Homes.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1996

NOTE 6 - MORTGAGE NOTES PAYABLE: (Continued)

Provident Bank:                December 31, 1996 - $         0
                               December 31, 1995 - $ 2,181,722

     The note with Provident Bank consisted of a mortgage, secured by Hillcrest Care Center, payable in monthly installments, amortized on a 15-year schedule. The interest rate was fixed for three years at 7.59% and had a balloon payment due on September 30, 1997 of $1,974,936. The interest rate was reset on October 1, 1995, at 325 basis points above the average yield of United States Treasury Securities adjusted to a constant maturity of three years. A final principal payment of $2,110,513 was made September 20, 1996, from proceeds received from the sale of Hillcrest Care Center to Arbor.

U.S. Bank of Oregon:           December 31, 1996 - $ 1,256,214
                               December 31, 1995 - $ 1,287,989

     U.S. Bank of Oregon mortgage note payable has a fixed interest rate of 8.75%, payable monthly in installments of principal and interest based on a 20-year amortization schedule, with a balloon payment due September 1, 2013. This note is secured by Olympic Health Care Center.

First Union National Bank:     December 31, 1996 - $         0
                               December 31, 1995 - $ 1,383,333

    First Union mortgage note had a variable interest rate based on the 90-day LIBOR rate plus 275 basis points payable monthly in installments of principal and interest based on a fixed principal payment of $10,606.06 plus the accrued monthly interest with all remaining funds due May 30, 2000. A final principal payment of $1,298,485 was made August 15, 1996, from proceeds received from the FHP, Inc. lease termination settlement. This note was secured by Pacific Palms Skilled Nursing f/k/a FHP - Norwalk f/k/a Rancho Los Padres.

     The aggregate annual maturities of all of the Partnership's mortgage notes payable for the succeeding five years and thereafter are as follows:

                        Year                 Total
                        1997               $  34,603
                        1998                  37,755
                        1999                  41,195
                        2000                  44,947
                        2001                  49,042
                      Thereafter           1,048,672
                                          $1,256,214
NOTE 7 - REVOLVING LINE OF CREDIT:

     Raymond James Financial, Inc. entered into a revolving loan agreement December 28, 1994 which provided that Raymond James Financial, Inc. would advance to the Partnership, on a revolving basis up to $5,000,000 at an interest rate of 15.5%. The Partnership granted to Raymond James Financial, Inc. a security interest in virtually all of the Partnership's real estate assets and LCCA Leases to secure any advances under the loan agreement. The loan agreement was canceled in May 1996.

NOTE 8 - TAXABLE INCOME:

  The financial statements of the Partnership and the Partnership tax returns are prepared on the accrual basis. The following is a reconciliation between net income per the financial statements and Partnership net income for tax purposes:

                                  1996        1995        1994
Net income (loss) per
   financial  statements      $12,362,562 $ 1,966,546 $1,613,748
Tax depreciation and amortization
  in excess of book depreciation (265,398)   (539,176)  (322,587)
Gain on sale of Assets          2,025,263           0          0
Other Adjustments                 176,393       6,652    (20,139)
Partnership income (loss) for
  tax purposes                $14,298,820  $1,434,022 $1,271,022


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             DECEMBER 31, 1996

NOTE 9- ADDITIONAL CASH FLOW INFORMATION:

     The Partnership's non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 were as follows:

    December 31, 1996:

Notes Receivable                                             $ 1,000,000
Assumed Mortgage                                               1,259,719
      Construction in Progress Paid in Prior Year
        Transferred to Investment Property in 1996                74,324

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

NOTE 10 - LEGAL PROCEEDINGS:

    The General Partner is not aware of any uninsured open claims that have been filed against the Partnership. Therefore, no provision has been made in the accompanying financial statements.

NOTE 11- DISTRIBUTIONS:

    The 1996 cash distributions to limited partners were $18,150,000 (60.5% of capital contributions) and for 1995 totaled $1,500,000 (5% of capital contributions). The 1996 distributions represented a return of capital. Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.

NOTE 12 - PRIOR PERIOD ADJUSTMENT:

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

Note 13 - RISKS AND UNCERTAINTIES:

     Proposed federal Medicare cuts could have a significant effect on the future revenue stream of the Partnership if such proposals reducing Medicare growth are signed into law in the near future.

Note 14 - DISCONTINUED OPERATIONS:

     As more fully discussed in Note 5, the Partnership sold 8 of its 9 third-party leased homes in 1996, and as a result of the lease termination, became the operator of the 9th home. As a result, the Partnership has discontinued the leasing segment of its operations. The real estate rental revenues from discontinued operations were $1,430,203, $3,335,178 and $3,193,360 for the years ended December 31, 1996, 1995 and 1994, respectively.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1996

Note 14 - DISCONTINUED OPERATIONS: (Continued)

     The following assets and liabilities from discontinued operations were included in the 1995 balance sheet.

     Accounts Receivable               $    44,000
     Deferred Debt Cost                     46,195
     Investment Properties
       (Net of Accum.Depreciation)      15,662,556
     Accounts Payable                     (332,486)
     Interest Payable                      (34,646)
     Payable to General Partner            (11,054)
     Mortgage Notes Payable             (6,658,928)

     Net Assets of Discontinued
       Operations                      $ 8,715,637

      The income statements for the years ended December 31, 1995 and 1994 have been restated to reclassify the operating results of the leasing segment to discontinued operations.

      As a result of the sale of the eight leased homes, the Partnership realized a gain on sale of assets of $9,732,487. As a result of the lease termination on the ninth home, the Partnership realized a lease termination settlement of $1,293,464.

Note 15 - TERMINATION AND DISSOLUTION OF THE PARTNERSHIP

      On May 8, 1996, the limited partners approved a plan of liquidation pursuant to which the Partnership will be dissolved and its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement and its assets be liquidated with the proceeds of such liquidation to be expended and distributed as required by the Limited Partnership Agreement. Upon distribution of all of the assets of the Partnership, the Partnership will be terminated.

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

RJ Health Properties, Inc. Board of Directors and Executive Officers:

      Fred E. Whaley, age 51, has been the President and Director of RJ Health Properties, Inc. since January, 1986. Mr. Whaley's term will expire in 1997. He joined Raymond James & Associates, Inc. in 1980. At Raymond James, Mr. Whaley is a Managing Director responsible for public and private offerings, mergers and acquisitions and leveraged buyouts.

      J. Davenport Mosby III, age 41, has been the Vice President and Director of RJ Health Properties, Inc. since December, 1988. Mr. Mosby's term will expire in 1997. He is a Managing Director of Raymond James & Associates, Inc., which he joined in 1982. He is head of the Partnership Investment Banking department, which originates and markets public and private limited partnerships.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The corporate partners of Medical Investments Partners, as purchasers of Partnership units, do not own any units of the outstanding securities of the Partnership as of December 31, 1996. Directors and officers of the
General Partners of Medical Investments Partners do own units of the outstanding securities of the Partnership as of December 31, 1996. In a secondary market transaction 45 units were acquired by J. Davenport Mosby, III, Vice President and Director.

      The Registrant is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of the Partnership, no person owns of record or beneficially more than 5% of the Partnership's outstanding units.

Item 13.  Certain Relationships and Related Transactions

      The  Partnership  has no officers or directors.  However,  under  the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its affiliates during the organization and operations of the Partnership. The General Partner received a property management fee of $17,391, $41,287 and $39,531 for 1996, 1995 and 1994,
respectively. Reimbursement to the General Partner for general and administrative costs amounted to $42,881, $28,067 and $6,908 for 1996, 1995 and 1994, respectively. Reimbursable expenses to the General Partner on behalf of the Partnership amounted to $9,100, $8,210 and $1,696 for 1996, 1995 and 1994, respectively. Direct reimbursable costs to affiliates of the General Partner amounted to $7,946, $7,920 and $1,153 for 1996, 1995 and 1994, respectively. Total payments to the General Partner and affiliates amounted to $218,368, $364,493 and $338,963 for 1996, 1995 and
1994, respectively.

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

Table Number
        Page

        (3) Exhibit Index -

     2  Plan  of  acquisition, organization, arrangement, liquidation  or
        succession                                                     *
     3  Articles of Incorporation and By-laws                          *
  3.10  Amended  Certificate  and Agreement  of  Limited  Partnership  of
Columbia
        Healthcare Partnership II-A, L.P. dated November 19, 1986 among Columbia Healthcare Partners Inc., Medical Investments Partners,
        Alfred W. Taylor, III, and Cumberland Healthcare, L.P. I-A     **
   3.11 Amended Agreement of Limited Partnership of Cumberland Healthcare, L.P. I-C dated November 19, 1986 among Medical Investments
Partners,
        Frank N. Fleischer, and Cumberland Healthcare, L.P. I-A        **
    3.12  Amended  Certificate  and Agreement  of  Limited  Partnership  of
Columbia
        Healthcare Partners III-A dated November 19, 1986 among Columbia Healthcare Partners, Inc., Medical Investments Partners, Alfred W.
        Taylor, III, and Cumberland Healthcare, L.P. I-A               **
   3.13 Amended Agreement of Limited Partnership of Cumberland Healthcare, L.P. I-B dated November 19, 1986 among Medical Investments
Partners,
        Frank N. Fleischer, and Cumberland Healthcare, L.P. I-A        **
    4     Instruments  defining the rights of security  holders,  including
debentures                                                              *
   9    Voting Trust Agreement                                        ***
   10   Material Contracts                                            ***
   10.7 Quakertown Lease Agreement dated December 1, 1986 between Columbia Healthcare Partners, II-A, L.P. and Columbia East Corporation. **
   10.8 First Amendment to Lease Agreement dated February 3, 1987 between
          Columbia  Healthcare  Partners  II-A,  L.P.  and  Columbia   East
Corporation.                                                           **
   10.9 Mortgage Note for $3,500,000 dated as of December 8, 1986 between Columbia Healthcare Partners II-A, L.P. and Rhode Island Hospital
        Trust National Bank.                                           **
    10.10   Mortgage  and Security Agreement dated as of December  8,  1986 between
        Columbia Healthcare Partners II-A, L.P. and Rhode Island Hospital
        Trust National Bank.                                           **
   10.11 Subordination Agreement dated as of December 8, 1986 between Columbia Healthcare Partners II-A, L.P., Medical Investments
Partners,
         Columbia  East Corporation and Columbia Corporation  in  favor  of
Rhode
        Island Hospital Trust National Bank.                           **
   10.12 Conditional Assignment dated as of December 8, 1986 by Columbia Healthcare Partners II-A, L.P. to Rhode Island Hospital Trust
National
        Bank.                                                          **
   10.13 UCC Financing Statement dated December 8, 1986 between Columbia Healthcare Partners II-A, L.P. and Rhode Island Hospital Trust
National
        Bank.                                                          **
   10.14   Hillcrest  Lease  Agreement  dated  February  3,  1987  between
Cumberland
        Healthcare, L.P. I-C and Columbia East Corporation.            **
   10.15 Hopkins House Lease Agreement dated February 3, 1987 between Columbia Healthcare Partners, III-A, and Columbia East Corporation.
                                                                       **
   10.16   Olympic  Lease Agreement dated as of February 3,  1987  between
Cumberland
        Healthcare, L.P. I-B and Columbia West Corporation.            **
   11   Computation  of per-share  earnings                           ***
   12   Computation  of  ratios                                       ***
   13   Annual  report to security  holders                           ***
   16.1 Letter  regarding change in certifying  accountants            **
   18   Letter  regarding change in accounting  principles            ***
   19   Previously unfiled documents                                  ***
   22   Subsidiaries of  the  Registrant                              ***
   23   Published report regarding matters submitted to a vote of security
        holders                                                       ***
   24   Consents  of experts and  counsel                             ***
   25   Power  of  Attorney                                           ***
   28   Additional Exhibits
   28.01  Excerpts from Appraisal Report for Quakertown Manor Care Center
as of February 1, 1986                                                 **
   28.02  Excerpts from Appraisal Report for Hillcrest Care Center as of
September 3, 1986                                                      **

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

   28.07 Release and Indemnification made and entered into as of the 6th day of April, 1989, by Cumberland Healthcare, L.P. I-A, Cumberland Healthcare, L.P. I-B, Cumberland Healthcare, L.P. I-C, and
        Columbia Healthcare Partners III-A (collectively "Borrowers")
        and Carteret Savings Bank, F.A., and The Howard Savings Bank
        (collectively "Lenders").                                    ****
    28.08   Assignment of Leases made as of the 6th day of April, 1989,  by
and
        between Cumberland Healthcare, L.P. I-A ("Assignor") Carteret Savings Bank, F.A. ("Assignee") and Life Care Centers of
        America, Inc. ("Lessee").                                    ****
    28.09   Second  Amended  and Restated Master Lease  between  Cumberland
Healthcare,
        L.P. I-A, Lessor, and Life Care Centers of America, Inc., a
         Tennessee  corporation, Lessee, dated as of  March  1,  1989  (Bel
Tooren
        Villa, La Habra, North Walk, and Rancho Los Padres Facilities)****
   28.10 Second Amended and Restated Management Agreement made and entered into effective as of the 1st day of March, 1989, by and between Cumberland Healthcare, L.P. I-A ("Owner") and Life Care Centers
        of America, Inc. ("Manager").                                ****
   28.11 Second Amended and Restated Unconditional Guaranty of Payment and Performance dated as of the 6th day of April, 1989 by and between Forrest L. Preston ("Guarantor"), Cumberland Healthcare, L.P. I-A ("Lessor"), and Life Care Centers of America, Inc. ("Lessee").****
    28.12   Facility Lease (Hillcrest Facility) dated as of the 1st day  of
February,
        1989, among Cumberland Healthcare, L.P. I-C, ("Lessor") and Arbor
        Health Care Company ("Lessee").                              ****
   28.13 Open End Mortgage and Security Agreement executed on the 18th day of April, 1989, between Cumberland Healthcare, L.P. I-C,
        ("Mortgagor") and Southeast Bank, N.A. ("Lender").           ****
   28.14 Note dated April 18, 1989 between Cumberland Healthcare, L.P. I-C ("Maker") and Southeast Bank, N.A. ("Holder") in the amount of
        $2,600,000.                                                  ****
    28.15   Reimbursement, Indemnification and Security Agreement made  and entered
        into as of the 18th day of April, 1989 by and among Raymond James Financial, Inc., RJ Health Properties, Inc., Raymond James
        Partners, Inc., Medical Investments Partners, Inc.
        (collectively the "Obligators") and Cumberland Healthcare, L.P.
        I-C (the "Limited Partner").                                 ****
   28.16 Assignment of Leases, Rents and Contract Rights made as of the 18th day of April, 1989 by Cumberland Healthcare, L.P. I-C
        ("Assignor") to Southeast Bank, N.A. ("Assignee").           ****
   28.17 Subordination, Non-Disturbance, and Attornment Agreement made and entered into as of the 18th day of April, 1989, by and among Southeast Bank, N.A. ("Mortgagee") by Cumberland Healthcare,
        L.P. I-C ("Landlord") and Arbor Health Care Company ("Tenant").****
   28.18 Indemnity Agreement made as of the 18th day of April, 1989, from Cumberland Healthcare, L.P. I-C ("Borrower") and Raymond James Financial Corp. ("Indemnitor") to Southeast Bank, N.A. ("Lender").
                                                                       ****
   28.19  Purchase and Sale Agreement, executed August 24, 1989, by and between Cumberland Healthcare, L.P. I-A, Columbia Healthcare Partners II-A, L.P., Columbia Healthcare Partners III-A, collectively, "Sellers" and Multicare Management, Inc., a New York Corporation, Daniel E. Straus and Moshael J. Straus, "Buyers"
         covering  Holly  Manor,  Mendham, New  Jersey;  Quakertown  Manor,
Quakertown,
        Pennsylvania; and Hopkins House, Wyncote, Pennsylvania.       **
   28.20 Letter, dated September 13, 1989, referencing Quakertown Manor Nursing Home, Quakertown, PA, amending certain sections of the
        Purchase and Sale Agreement, dated August 24, 1989.           **
   28.21 Letter, dated October 4, 1989, referencing the Purchase and Sale Agreement as of July 1, 1989, amending Section 9.4 of the Purchase
        and Sale Agreement, dated August 24, 1989.                    **
    28.22   Letter,  dated  October 4, 1989, referencing  Quakertown  Manor
Nursing
        Home, Quakertown, PA, amending certain segments of the Purchase
        and Sale Agreement, dated August 24, 1989.                    **
   28.23 Purchase and Sale Agreement dated March 31, 1990, by and among Cumberland Healthcare, L.P., Columbia Healthcare Partners, II-A, L.P., and Columbia Healthcare Partners III-A, as Sellers and Multicare Management, Inc., Daniel E. Straus and Moshael J. Straus
         as  Buyers,  effective as of July 1, 1989,  as  amended  by  those certain
        letter agreements, dated August 24, 1989, September 7, 1989,
         September  13,  1989,  September 14,  1989,  September  15,  1989,
September
         22,  1989,  October 4, 1989 (three letter agreements), October  6,
1989,
        October 19, 1989, October 31, 1989, November 1, 1989, and November
        17, 1989 (collectively, the "Agreement").                     **
   28.24 Fourth Amendment to the Second Amended and Restated Master Lease Agreement between Life Care Centers of America, Inc., a Tennessee corporation,  and  Cumberland Healthcare,  L.P.  I-A  ("Owner")  a
Delaware
        limited partnership dated March 1, 1989.                    *****
    28.25   Lease  between  Cumberland  Healthcare,  L.P.  I-A,  as  lessor
("Lesssor"),
        a limited partnership and FHP, Inc., a California corporation as
        lessee ("Lessee") dated September 19, 1990.                 *****
   28.26 Management Contract between Olympic Health Services, Inc., a Washington corporation ("OHS") and Cumberland Healthcare, L.P. I-B, a  Delaware limited partnership ("Owner") dated January 1, 1993.**
***
    28.27  Amended and Restated Limited Partnership Agreement by and  among
Medical
        Investments Partners, a Florida general Partnership, ("MIP"), and Olympic Health Services, Inc., a Washington corporation ("OHS"), as
         General  Partners,  Cumberland Healthcare, L.P.  I-A,  a  Delaware
limited
         partnership ("Cumberland"), and William W. Littlejohn, a  resident of
        the State of Washington ("Littlejohn"), as Limited Partners dated
        January 1, 1993.                                            *****
    28.28   Sublease  among  Cumberland Healthcare,  L.P.  I-A,  as  lessor
("Sublessor"),
        a limited partnership and Life Care Centers of America, Inc., a
         Tennessee corporation as lessee ("Sublessee") dated March 1, 1989.
*****
   28.29 Deed of Trust among Cumberland Healthcare, L.P. I-B, a Delaware Limited Partnership, ("Grantor"); U.S. Bank of Washington, National
         Association,  ("Lender" and sometimes "Beneficiary");  and  United
States
        National Bank of Oregon ("Trustee") dated August 25, 1993.  *****
    28.30   Loan Agreement between First Union National Bank of Florida,  a national
        banking association ("Lender") and Cumberland Healthcare, L.P. I-A,
a
         Delaware limited partnership ("Borrower") dated December 28, 1994.
*****
   28.31  Purchase and Sale Agreement between Cumberland Healthcare, L.P. I-
A,
        a Delaware limited partnership (the "Seller") and Life Care Centers of
        America, Inc. and permitted assigns (the "Purchaser").     ******
   28.32 Revolving Loan Agreement between Cumberland Healthcare, L.P. I-A, a Delaware limited partnership ("Borrower") and Raymond James Financial,
         Inc.,  a Florida corporation ("Lender") dated December 28, 1994.**
****
   29   Information from reports furnished to state insurance regulatory
        authorities.                                                  ***

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

B.  Reports filed on Form 8-K - None.

C.  Exhibits filed with this Report - None

 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             Balance at  Additions  Deductions  Balance
                             Beginning       to        From      at End
                             of Year     Reserves   Reserves    of Year

Reserve deducted in the
Balance Sheet from the asset
to which it applies:

Reserve for doubtful accounts:

Year Ended December 31, 1996   73,373    318,937     48,540    343,770
Year Ended December 31, 1995   63,866      9,507          0     73,373
Year Ended December 31, 1994   76,927      1,170     14,231     63,866

    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                Year Ended December 31,
                               1996       1995      1994

Amortization of Deferred
  Debt Costs                   49,442    19,437    22,524
Amortization of Leasehold
  Properties                   15,422    37,498    37,498
Amortization of Intangible
  Assets                       11,095    11,095    11,095



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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner

ATTEST:



\s\Fred E. Whaley                By:  \s\J. Davenport Mosby, III,
President                             Vice President




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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date:  April 1, 1997             By:  \s\Fred E. Whaley
                                      President and Director

Date:  April 1, 1997             By:  \s\J. Davenport Mosby, III
                                      Vice President and Director