Form 10-Q
period 1997-03-31
CUMBERLAND HEALTHCARE L P I-A
filed 1997-06-20
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarter ended   March 31, 1997

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

                                                Number of Units at
        Title of Each Class                        March 31, 1997

     Units of Limited Partnership
     Interest:  $1,000 per unit                         30,000

There is no public market for the trading of partnership units and therefore no market value can be determined.


                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1996 Form 10-K, filed with the
           Securities and Exchange Commission on April 14, 1997,
            Parts III and IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                              File No 33-4301








                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page Number
Part I.Financial Information


   Item 1.     Financial Statements

   Consolidated Balance Sheets -
      As of March 31, 1997 and December 31, 1996                      3

   Consolidated Statements of Income -
     For the Three Months Ended March 31, 1997 and 1996               4

   Consolidated Statements of Cash Flows -
     For the Three Months Ended March 31, 1997 and 1996               5

   Notes to Consolidated Financial Statements                       6-7


   Item 2.Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      8-9


Part II.Other Information


   Item 6.Exhibits and Reports of Form 8-K                            9







                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS


                                                   March 31, December 31,
                                                    1997        1996
                                                               (Audited)
  ASSETS

Cash and Cash Equivalents                         $2,107,465  $2,063,474
Restricted Cash                                       70,456      67,059
Accounts Receivable (Net of Allowance
  of $343,771 and $343,770)                          904,742     718,772
Loan Receivable                                    1,000,000   1,000,000
Prepaid Expenses                                      98,710     119,871
Deferred Debt Costs (Net of Accumulated
  Amortization of $11,638 and $10,826)                20,840      21,652
Intangible Assets (Net of Accumulated
  Amortization of $47,153 and $44,380)               396,645     399,418
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
    of $2,461,869 and $2,416,187)                  4,963,445   5,002,563
Construction in Progress                               4,307           0

       Total Assets                               $9,566,610  $9,392,809

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                                $  754,583  $  687,968
  Accrued Payroll                                    267,215     276,267
  Payable to Related Parties
                - General Partner                          0       2,524
                - Affiliates                         343,229     336,929
  Mortgage Notes Payable                           1,247,828   1,256,214
  Minority Interest                                  676,379     682,927

       Total Liabilities                           3,289,234   3,242,829

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at March 31, 1997 and December 31, 1996)       6,351,777   6,226,929
  General Partner                                    (74,401)    (76,949)

       Total Partners' Equity                      6,277,376   6,149,980

       Total Liabilities and Partners' Equity     $9,566,610  $9,392,809




                The accompanying notes are an integral part of these consolidated financial statements.





                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                     CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE THREE MONTHS ENDED

                                                   March 31,   March 31,
                                                    1997        1996

Revenues:
  Net Resident Service Revenues                   $1,954,117  $1,808,083
  Interest Income                                     33,335      45,728

       Total Revenues                              1,987,452   1,853,811

Expenses:
  Resident Service Expenses                        1,759,943   1,621,232
  Interest Expense - Other                            27,404      28,104
  General and Administrative
                - Affiliates                           7,496      23,054
                - Other                                7,494      41,134
  Depreciation and Amortization                       49,267      51,355

       Total Expenses                              1,851,604   1,764,879

Operating Income                                     135,848      88,932

  Minority Interest in Net (Income)/Loss
    of Consolidated Subsidiary                        (8,452)      9,304

Income from Continuing Operations                    127,396      98,236

Discontinued Operations:
  Income from Operations of Leased Homes                   0     394,389
  Lease Termination Settlement                             0   1,293,464

Income from Discontinued Operations                        0   1,687,853

     Net Income                                   $  127,396  $1,786,089

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit             $     4.16  $     3.21

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                      0       55.14

Total Income Per $1,000
  Limited Partnership Unit                        $     4.16  $    58.35

Number of Limited Partnership Units
  Outstanding                                         30,000      30,000






                The accompanying notes are an integral part of these consolidated financial statements.




                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE THREE MONTHS ENDED

                                                   March 31,   March 31,
                                                    1997        1996

Cash Flows from Operating Activities:
 Net Income                                        $  127,396 $1,786,089
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                        49,267    187,957
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                           8,452     (9,304)
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable        (185,970)  (291,240)
   (Increase) Decrease in Prepaid Expenses             21,161      8,745
   (Increase) Decrease in Restricted Cash              (3,397)    26,076
   Increase (Decrease) in Payable to Related
     Parties                                            3,776      7,499
   Increase (Decrease) in Payables and Accruals        57,563    304,079

     Net Cash Provided by Operating
       Activities                                      78,248  2,019,901

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                  (6,564)   (31,285)
 (Additions) to Construction in Progress               (4,307)    (7,722)

     Net Cash Provided by (Used in)
       Investing Activities                           (10,871)   (39,007)

Cash Flows from Financing Activities:
 Payments of Mortgage Notes Payable                    (8,386)   (77,615)
 Distribution to Partners:
   Limited Partners                                         0   (750,000)
   General Partner                                          0    (15,305)
   Minority Interest                                  (15,000)   (10,550)

     Net Cash (Used in) Financing
       Activities                                     (23,386)  (853,470)

Increase (Decrease) in Cash and Cash Equivalents       43,991  1,127,424

Cash and Cash Equivalents at Beginning of Period    2,063,474  1,626,628

Cash and Cash Equivalents at End of Period         $2,107,465 $2,754,052

Supplemental Disclosure of Cash Flow Information:
 Interest Paid                                     $   27,404    180,370






                The accompanying notes are an integral part of these consolidated financial statements.




                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

     Reclassification

      Certain items in the 1996 financial statements have been reclassified
for   comparative   purposes  to  conform  with  the  financial   statement
presentation used in the 1997 statements.

     Consolidation

       The accompanying consolidated financial statements include the accounts of the company and all of its subsidiaries. Intercompany transactions and balances have been eliminated. Minority interest is accounted for by using the equity method.

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:

     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended March 31, 1997.

     General and Administrative Costs and Fees   $    7,496
     Cash Distributions                          $        0

NOTE 3 - INVESTMENT PROPERTIES

      As  of  March  31, 1997, the Partnership owned, directly  or  through
limited  partnership  investments,  an  interest  in  three  nursing   home
properties.

     A summary of the Partnership's investment properties is as follows:

                                                  Operated
     Land                                        $1,534,105
     Buildings                                    4,555,358
     Furniture and Fixtures                       1,335,851
     Investment Properties, at Cost               7,425,314

     Less: Accumulated Depreciation
       and Amortization                           2,461,869

     Net Book Value                              $4,963,445

     The Partnership, directly or through a manager, operates three skilled nursing facilities. Paramount Chateau, a 99-bed facility located in Paramount, California, for the three months ended March 31, 1997, had an average occupancy rate of 86.2% that was comprised of 9.8% private, 12.5% Medicare, 74.3% Medicaid and 3.4% HMO. The average reimbursement rates were $96, $265, $73 and $161 per day for private, Medicare, Medicaid, and HMO, respectively. The average monthly revenue was $268,806. Pacific Palms, a 99-bed facility located in Norwalk, California, for the three months ended March 31, 1997 had an average occupancy rate of 51.4% that was comprised of 4.7% private, 5.7% Medicare, 76.6% Medicaid and 13% HMO. The average reimbursement rates were $109, $300, $73 and $197 per day for private, Medicare, Medicaid and HMO, respectively. The average monthly revenue was $161,965. Olympic Healthcare, a 60-bed skilled nursing facility with a 24-bed assisted living wing located in Sequim, Washington, for the three months ended March 31, 1997, had an average occupancy in the skilled nursing facility of 86.4% that was comprised of 32.8% private, 7.8% Medicare and 59.4% Medicaid. The average reimbursement rates in the skilled nursing facility were $110, $202 and $101 per day for private, Medicare and Medicaid, respectively. The average monthly revenue was $182,375. The 24-bed assisted living wing maintained an average occupancy of 87.5% that was comprised of 22.2% private and 77.8% Medicaid. The average reimbursement rates were $59 and $55 per day for private and Medicaid, respectively. The average monthly revenue was $36,861.



                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net resident service revenues increased by $146,034 (8.1%) for the three months ended March 31, 1997, as compared to the same period in 1996 due to a 9.8% census increase and an increase in the Medicare and Medicaid reimbursement rates. Resident services expenses increased $138,711 (8.6%) for the three months ended March 31, 1997, as compared to the same period in 1996 due to an increase in nursing expenses from the use of additional ancillary services and an increase in labor costs needed to accommodate the higher resident census and acuity level.

      Interest income decreased by $12,393 (27.1%) for the three months ended March 31, 1997, as compared to the same period in 1996 due to decreased cash balances in interest bearing accounts. The decreased average cash balances are a result of the 1996 cash distributions to limited partners and final mortgage payments made after March 31, 1996.

      General and Administrative - Other expense decreased by $33,640 (81.8%) for the three months ended March 31, 1997, as compared to the same period in 1996 due to an increase in the percentage of overhead costs of the affiliates directly relating to and allocated to resident services expenses.

      General and Administrative - Affiliates expense decreased by $15,558 (67.5%) for the three months ended March 31, 1997, compared to the same period in 1996, due to the decreased need for senior management involvement resulting from the 1996 sale of eight of the eleven nursing homes.

     The primary sources of funds for the period ended March 31, 1997, were revenues from nursing home operations and collection of accounts receivable. These funds were used to pay nursing home expenses. As of March 31, 1997, the Partnership has an interest in three nursing homes that have a combined net book value of $4,963,445. Net book value is not necessarily representative of market value.

      In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 to 24 months. These sources include cash flows from operations and current cash reserves.

      Short-term liquidity requirements consist of funds needed to meet commitments for debt service, administrative expense and operations. These short term needs will be funded by cash at March 31, 1997, plus 1997 interest income and cash flows from operations. However, if future changes in the health care market require extensive capital expenditures by the Partnership in order for its facilities to meet new licensure and/or marketplace standards, the Partnership may be required to seek additional capital sources or increase its long term debt in order to meet potential future expenditure requirements. The General Partner is unable at this time to predict the extent of future capital expenditure needs of the facilities resulting from future changes in the nursing home industry.

      The cash balance, not including restricted cash, at March 31, 1997, was $2,107,465. The Partnership had net income of $127,396. After adjusting for depreciation, amortization, and changes in operating assets and liabilities, net cash provided by operating activities was $78,248.
The net cash used in financing activities was $23,386 and consisted of principal payments on notes payable and distributions to the minority interest. Accounts Receivable increased $185,970 primarily from the start up of the Norwalk, California facility and a delay in collections at both the Norwalk and Paramount, California facilities due to a change in office personnel. Restricted cash increased by $3,397 due to an increase in the resident trust accounts. Investment properties increased primarily from additions to furniture and fixtures at the Paramount, California nursing facility. Mortgage Notes Payable decreased by $8,386 due to payments made to U. S. Bank for application to the Sequim, Washington nursing facility mortgage.

      Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The 1995 distribution to Limited Partners totaled $1,500,000 (5% of the original capital of $30,000,000). The February 1996 distribution to the Limited Partners was $750,000 (2.5% of the original capital of $30,000,000). The July
1996  distribution  to  the Limited Partners was $13,200,000  (44%  of  the
original capital of $30,000,000). The December 1996 distribution to the Limited Partners was $4,200,000 (14%) of the original capital of $30,000,000). Future distributions will be at a level that is warranted by the cash flow and profits of the Partnership.

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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date: June 12, 1997              By:  \s\Fred E. Whaley
                                      President and Director

Date: June 12, 1997              By:  \s\J. Davenport Mosby, III
                                      Vice President and Director