Form 10-Q
period 1997-06-30
CUMBERLAND HEALTHCARE L P I-A
filed 1997-08-12
CIK 790952

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended   June 30, 1997

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

                                                Number of Units at
        Title of Each Class                         June 30, 1997

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


                                                                Page Number
Part I.Financial Information


   Item 1.     Financial Statements

   Consolidated Balance Sheets -
      As of June 30, 1997 and December 31, 1996                       3

   Consolidated Statements of Income -
      For the Six Months Ended June 30, 1997 and 1996                 4
      For the Three Months Ended June 30, 1997 and 1996               5

   Consolidated Statements of Cash Flows -
      For the Six Months Ended June 30, 1997 and 1996                 6

   Notes to Consolidated Financial Statements                       7-8


   Item 2.Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9-10


Part II.Other Information


   Item 6.Exhibits and Reports of Form 8-K                           10

                        CONSOLIDATED BALANCE SHEETS

                                                    June 30, December 31,
                                                    1997        1996
                                                               (Audited)
  ASSETS

Cash and Cash Equivalents                         $2,421,245  $2,063,474
Restricted Cash                                       41,127      67,059
Accounts Receivable (Net of Allowance
  of $278,748 and $343,770)                          921,365     718,772
Loan Receivable                                    1,000,000   1,000,000
Prepaid Expenses                                      64,647     119,871
Deferred Debt Costs (Net of Accumulated
  Amortization of $12,450 and $10,826)                20,028      21,652
Intangible Assets (Net of Accumulated
  Amortization of $49,927 and $44,380)               393,871     399,418
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
    of $2,507,297 and $2,416,187)                  4,931,169   5,002,563
Construction in Progress                               4,307           0

       Total Assets                               $9,797,759  $9,392,809

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                                $  519,144  $  687,968
  Accrued Payroll                                    262,073     276,267
  Payable to Related Parties
                - General Partner                          0       2,524
                - Affiliates                         349,529     336,929
  Mortgage Notes Payable                           1,239,256   1,256,214
  Minority Interest                                  687,243     682,927

       Total Liabilities                          $3,057,245  $3,242,829

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at June 30, 1997 and December 31, 1996)        6,805,652   6,226,929
  General Partner                                    (65,138)    (76,949)

       Total Partners' Equity                      6,740,514   6,149,980

       Total Liabilities and Partners' Equity     $9,797,759  $9,392,809



               The accompanying notes are an integral part
                of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED

                                                    June 30,    June 30,
                                                    1997        1996
Revenues:
  Net Resident Service Revenues                   $4,168,285  $3,664,107
  Interest Income                                     66,150     136,065

       Total Revenues                              4,234,435   3,800,172

Expenses:
  Resident Service Expenses                        3,444,706   3,218,920
  Interest Expense - Other                            54,623      56,039
  General and Administrative
                - Affiliates                           7,785      18,454
                - Other                                4,190      93,507
  Depreciation and Amortization                       98,281      96,279

       Total Expenses                              3,609,585   3,483,199

Operating Income                                  $  624,850  $  316,973

  Minority Interest in Net (Income)/Loss
    of Consolidated Subsidiary                       (34,316)    (58,962)

Income Before Extraordinary Item                     590,534     258,011

Discontinued Operations:
  Income from Operations of Leased Homes                   0     634,124
  Gain on Sale of Assets                                   0   6,672,839
  Lease Termination Settlement                             0   1,293,464

Income from Discontinued Operations                        0   8,600,427

Net  Income                                       $  590,534  $8,858,438

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit             $    19.29  $     8.43

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                      0      280.95

Total Income Per $1,000
  Limited Partnership Unit                        $    19.29  $   289.38

Number of Limited Partnership Units
  Outstanding                                         30,000      30,000




                The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED

                                                    June 30,    June 30,
                                                      1997        1996
Revenues:
  Net Resident Service Revenues                   $2,214,168  $1,856,024
  Interest Income                                     32,815      90,337

       Total Revenues                              2,246,983   1,946,361

Expenses:
  Resident Service Expenses                        1,684,763   1,597,688
  Interest Expense - Other                            27,219      27,935
  General and Administrative
                - Affiliates                             289      (4,600)
                - Other                               (3,304)     52,373
  Depreciation and Amortization                       49,014      46,982

       Total Expenses                              1,757,981   1,720,378

Operating Income                                     489,002     225,983

  Minority Interest in Net (Income)/Loss
    of Consolidated Subsidiary                       (25,864)    (68,266)

Income Before Extraordinary Item                     463,138     157,717

Discontinued Operations:
  Income from Operations of Leased Homes                   0     241,793
  Gain on Sale of Assets                                   0   6,672,839

Income from Discontinued Operations                        0   6,914,632

Net  Income                                       $  463,138  $7,072,349

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit             $    15.13  $     5.15

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                      0      225.88

Total Income Per $1,000
  Limited Partnership Unit                        $    15.13  $   231.03

Number of Limited Partnership Units
  Outstanding                                         30,000      30,000



                The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED

                                                    June 30,    June 30,
                                                      1997        1996

Cash Flows from Operating Activities:
 Net Income                                      $   590,534 $ 8,858,438
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                       98,281     330,702
  Gain on Sale of Assets                                   0  (6,672,839)
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                         34,316      58,962
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable       (202,593)   (455,280)
   (Increase) Decrease in Prepaid Expenses            55,224     (63,258)
   (Increase) Decrease in Restricted Cash             25,932      29,204
   Increase (Decrease) in Payable to Related
     Parties                                          10,076      12,097
   Increase (Decrease) in Payables and Accruals     (183,018)     18,387

     Net Cash Provided by Operating
       Activities                                    428,752   2,116,413

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                (19,716)    (85,655)
 (Additions) to Construction in Progress              (4,307)          0
 Sale of Investment Properties                             0  15,848,942
     Net Cash Provided by (Used in)
       Investing Activities                          (24,023) 15,763,287

Cash Flows from Financing Activities:
 Payments of Mortgage Notes Payable                  (16,958) (1,966,330)
 Distribution to Partners:
   Limited Partners                                        0    (750,000)
   General Partner                                         0     (15,305)
   Minority Interest                                 (30,000)    (10,550)

     Net Cash (Used in) Financing
       Activities                                    (46,958) (2,742,185)

Increase (Decrease) in Cash and Cash Equivalents     357,771  15,137,515

Cash and Cash Equivalents at Beginning of Period   2,063,474   1,626,628

Cash and Cash Equivalents at End of Period       $ 2,421,245 $16,764,143

Supplemental Disclosure of Cash Flow Information:
 Interest Paid                                   $    54,623 $   358,133

Non-cash Items:
 Sale of Investment Properties
  Notes Receivable                                         0   1,000,000
  Assumed Mortgage                                         0   1,259,719
  Miscellaneous Settlements                                0    (208,661)
  Total                                          $         0 $ 2,051,058




                The accompanying notes are an integral part of these consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

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

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:

     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the Six Months ended June 30, 1997.

     General and Administrative Costs and Fees     $   289
     Cash Distributions                            $     0

NOTE 3 - INVESTMENT PROPERTIES

      As  of  June  30,  1997, the Partnership owned, directly  or  through
limited  partnership  investments,  an  interest  in  three  nursing   home
properties.

     A summary of the Partnership's investment properties is as follows:

                                                 Operated
     Land                                       $1,534,105
     Buildings                                   4,551,876
     Furniture and Fixtures                      1,352,485
     Investment Properties, at Cost              7,438,466

     Less: Accumulated Depreciation
       and Amortization                          2,507,297

     Net Book Value                             $4,931,169

The Partnership, directly or through a manager, operates three skilled nursing facilities. Paramount Chateau, a 99-bed facility located in Paramount, California, for the six months ended June 30, 1997, had an average occupancy rate of 87.1% that was comprised of 9.0% private, 11.7% Medicare, 74.9% Medicaid and 4.4% HMO. The average reimbursement rates were $96, $265, $74 and $168 per day for private, Medicare, Medicaid, and HMO, respectively. The average monthly revenue was $322,855. Pacific Palms, a 99-bed facility located in Norwalk, California, for the six months ended June 30, 1997 had an average occupancy rate of 51.9% that was comprised of 3.7% private, 4.1% Medicare, 80.1% Medicaid and 12.1% HMO. The average reimbursement rates were $108, $299, $74 and $210 per day for

                               June 30, 1997

NOTE 3 - INVESTMENT PROPERTIES (Continued)

private,  Medicare,  Medicaid and HMO, respectively.  The  average  monthly revenue was $147,431. Olympic Healthcare, a 60-bed skilled nursing facility with a 24-bed assisted living wing located in Sequim, Washington, for the six months ended June 30, 1997, had an average occupancy in the skilled nursing facility of 85.9% that was comprised of 33.8% private, 8.7% Medicare and 57.5% Medicaid. The average reimbursement rates in the skilled nursing facility were $110, $203 and $101 per day for private, Medicare and Medicaid, respectively. The average monthly revenue was $184,351. The 24-bed assisted living wing maintained an average occupancy of 86.8% that was comprised of 22.3% private and 77.7% Medicaid. The average reimbursement rates were $66 and $59 per day for private and Medicaid, respectively. The average monthly revenue was $39,394.

NOTE 4 - SUBSEQUENT EVENT

      Cumberland Healthcare, L.P. I-A ("Cumberland") and Premier Management Company ("Premier"), effective August 1, 1997, entered into a Purchase and Sale Agreement to which Premier agreed to acquire two California nursing homes, Paramount Chateau Convalescent Hospital and Pacific Palms Skilled Nursing, for a purchase price of $5,050,000. The Closing Date shall be on or before August 31, 1997, subject to normal due diligence by Premier.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net resident service revenues increased by $504,178 (13.8%) for the six months ended June 30, 1997, as compared to the same period in 1996 due to an 8.1% census increase and an annual increase in the Medicare and Medicaid reimbursement rates. Resident service expenses increased by $225,786 (7.0%) for the six months ended June 30, 1997, as compared to the same period in 1996 due to a decrease in the Washington State workers' compensation benefit refund and an increase in administrative salaries and management costs at the Norwalk, California facility.

      Interest income decreased by $69,915 (51.4%) for the six months ended June 30, 1997, as compared to the same period in 1996 due to decreased cash balances in interest bearing accounts. The decreased average cash balances are a result of the 1996 cash distributions and final mortgage payments made after June 1996.

      General and Administrative - Affiliates expense decreased by $10,669 (57.8%) for the six months ended June 30, 1997, as compared to the same period in 1996 due to the decreased need for senior management involvement which was necessary for the 1996 sale of eight of the eleven nursing facilities.

      General and Administrative - Other expense decreased by $89,317 (95.5%) for the six months ended June 30, 1997, compared to the same period in 1996, due to an increase in the percentage of home office overhead costs directly relating to and allocated to resident service expenses.

      Net resident service revenues increased by $358,144 (19.3%) for the three months ended June 30, 1997, as compared to the same period in 1996 due to a 1% increase in the census and an increase in the Medicare and Medicaid reimbursement rates. Resident service expenses increased by $87,075 (5.5%) for the three months ended June 30, 1997, compared to the same period in 1996 due to an increase in nursing and dietary costs necessary to accommodate the census increase.

      Interest income decreased by $57,522 (63.7%) for the three months ended June 30, 1997, as compared to the same period in 1996 due to a decrease in average cash balances in interest bearing accounts.

      General and Administrative - Affiliates expense increased by $4,889 for the three months ended June 30, 1997, as compared to the same period in 1996 due to a second quarter 1997 increase in expenses relating to the sales marketing of the two (2) remaining California facilities.

      General and Administrative - Other expense decreased by $55,677 (106.3%) for the three months ended June 30, 1997, compared to the same period in 1996, due to an increase in the percentage of home office overhead costs directly relating to and allocated to resident service expenses.

      The primary sources of funds for the period ended June 30, 1997, were revenues from nursing home operations and collection of accounts receivable. These funds were used to pay nursing home expenses. As of June 30, 1997, the Partnership has an interest in three nursing homes that have a combined net book value of $4,931,169. Net book value is not necessarily representative of market value.

      In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 to 24 months. These sources include cash flows from operations and current cash reserves.

      Short-term liquidity requirements consist of funds needed to meet commitments for debt service, administrative expense and operations. These short term needs will be funded by cash at June 30, 1997, plus 1997 interest income and cash flows from operations. However, if future changes in the health care market require extensive capital expenditures by the Partnership in order for its facilities to meet new licensure and/or marketplace standards, the Partnership may be required to seek additional capital sources or increase its long term debt in order to meet potential future expenditure requirements. The General Partner is unable at this time
to       predict       the       extent       of       future       capital

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

expenditure needs of the facilities resulting from future changes in the nursing home industry.

     The cash balance, not including restricted cash, at June 30, 1997, was $2,421,245. The Partnership had net income of $589,306. After adjusting for depreciation, amortization, and changes in operating assets and liabilities, net cash provided by operating activities was $428,752. The net cash used in financing activities was $46,958 and consisted of principal payments on notes payable and distributions to the minority interest. Accounts Receivable increased $202,593 primarily from the start up of the Norwalk, California facility and a delay in collections at both the Norwalk and Paramount, California facilities due to a change in office personnel. Accounts Payable decreased $183,018 primarily due to a $145,275 decrease in the accounts payable balance at the Paramount, California facility. Restricted cash decreased by $25,932 due to a decrease in the resident trust accounts. Investment properties increased primarily from additions to furniture and fixtures and building improvements at the Paramount, California and Sequim, Washington nursing facilities. Mortgage Notes Payable decreased by $16,958 due to payments made to U. S. Bank for application to the Sequim, Washington nursing facility mortgage.

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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date: August 12, 1997            By:  \s\Fred E. Whaley
                                      President and Director

Date: August 12, 1997            By:  \s\J. Davenport Mosby, III
                                      Vice President and Director