Form 10-Q
period 1997-09-30
CUMBERLAND HEALTHCARE L P I-A
filed 1997-12-31
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 1997

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

                                                Number of Units at
        Title of Each Class                     September 30, 1997

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




                        CONSOLIDATED BALANCE SHEETS

                                               September 30, December 31,
                                                    1997        1996
                                                              (Audited)
  ASSETS

Cash and Cash Equivalents                        $ 2,574,951 $ 2,063,474
Restricted Cash                                       43,302      67,059
Accounts Receivable (Net of Allowance
  of $270,728 and $343,770)                        1,019,259     718,772
Sale Proceeds Receivable                           4,992,507           0
Loan Receivable                                    1,000,000   1,000,000
Prepaid Expenses                                      80,874     119,871
Deferred Debt Costs (Net of Accumulated
  Amortization of $13,262 and $10,826)                19,216      21,652
Intangible Assets (Net of Accumulated
  Amortization of $52,701 and $44,380)               391,097     399,418
Investment Properties, at Cost (Net of
  Accumulated Depreciation and Amortization
    of $1,008,346 and $943,066)                    1,986,605   5,002,563
Construction in Progress                               4,307           0

       Total Assets                              $12,112,118 $ 9,392,809

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                               $   716,007     687,968
  Accrued Payroll                                    299,544     276,267
  Payable to Related Parties
                - General Partner                          0       2,524
                - Affiliates                         355,829     336,929
  Mortgage Notes Payable                           1,230,496   1,256,214
  Minority Interest                                  675,755     682,927

       Total Liabilities                         $ 3,277,631 $ 3,242,829

Partners' Equity:
  Limited Partners (30,000 units outstanding
   at September 30, 1997 and December 31, 1996)  $ 8,857,746 $ 6,226,929
  General Partner                                    (23,259)    (76,949)

       Total Partners' Equity                    $ 8,834,487 $ 6,149,980

       Total Liabilities and Partners' Equity    $12,112,118 $ 9,392,809

The accompanying notes are an integral part of these consolidated financial statements.



                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE NINE MONTHS ENDED

                                                September 30,September 30,
                                                    1997        1996

Revenues:
  Net Resident Service Revenues                  $ 2,134,722 $ 2,146,188
  Interest Income                                    103,643     196,892

       Total Revenues                            $ 2,238,365 $ 2,343,080

Expenses:
  Resident Service Expenses                        1,840,536   1,709,692
  Interest Expense - Other                            81,654      83,801
  General and Administrative - Affiliates             14,591      13,049
                             - Other                  16,609     120,698
  Depreciation and Amortization                       76,037      77,769

       Total Expenses                            $ 2,029,427 $ 2,005,009

Operating Income                                 $   208,938 $   338,071

  Minority Interest in Net (Income)/Loss
    of Consolidated Subsidiary                       (57,828)    (96,205)

Income from Continuing Operations                $   151,110 $   241,866

Discontinued Operations:
  Income from Real Estate Rental Operations                0     779,849
  Income from Health Care Operations                 496,549      82,127
  Gain on Sale of Assets                           2,036,848   9,941,447
  Lease Termination Settlement                             0   1,293,464

Income from Discontinued Operations              $ 2,533,397 $12,096,887

Net  Income                                      $ 2,684,507 $12,338,753

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit            $      4.93 $      7.90

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                  82.76      395.16

Total Income Per $1,000
  Limited Partnership Unit                       $     87.69 $    403.06

Number of Limited Partnership Units
  Outstanding                                         30,000      30,000

The accompanying notes are an integral part of these consolidated financial statements.



                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED

                                                September 30,September 30,
                                                   1997        1996

Revenues:
  Net Resident Service Revenues                  $   788,153 $   781,502
  Interest Income                                     37,493      60,827

       Total Revenues                            $   825,646 $   842,329

Expenses:
  Resident Service Expenses                          686,669     623,333
  Interest Expense - Other                            27,031      27,762
  General and Administrative - Affiliates              6,806      (5,405)
                             - Other                  12,419      27,191
  Depreciation and Amortization                       24,236      26,714

       Total Expenses                            $   757,161 $   699,595

Operating Income                                      68,485     142,734

  Minority Interest in Net (Income)/Loss
    of Consolidated Subsidiary                       (23,512)    (37,243)

Income from Continuing Operations                     44,973     105,491

Discontinued Operations:
  Income from Real Estate Rental Operations                0      71,066
  Income from Health Care Operations                  12,152      35,150
  Gain on Sale of Assets                           2,036,848   3,268,608

Income from Discontinued Operations                2,049,000   3,374,824

Net Income                                       $ 2,093,973 $ 3,480,315

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit            $      1.47 $      3.45

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                  66,93      110.24

Total Income Per $1,000
  Limited Partnership Unit                       $     68.40 $    113.69

Number of Limited Partnership Units
  Outstanding                                         30,000      30,000


The accompanying notes are an integral part of these consolidated financial statements.



                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED

                                                September 30, September 30,
                                                   1997           1996

Cash Flows from Operating Activities:
 Net Income                                      $ 2,684,507 $12,338,753
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                      145,343     438,195
  Gain on Sale of Assets                          (2,036,848) (9,941,447)
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                         57,828      96,205
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable       (300,487)   (384,662)
   (Increase) Decrease in
     Sale Proceeds Receivable                     (4,992,507)          0
   (Increase) Decrease in Prepaid Expenses            38,997     (41,293)
   (Increase) Decrease in Restricted Cash             23,757      24,759
   Increase (Decrease) in Payable to Related
     Parties                                          16,376     (24,900)
   Increase (Decrease) in Payables and Accruals       51,316    (221,517)

     Net Cash Used In Operating Activities        (4,311,718)  2,284,093

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                (27,794)   (100,201)
 (Additions) to Construction in Progress              (4,307)          0
 Sale of Investment Properties                     4,946,014  21,598,942
     Net Cash Provided by (Used in)
       Investing Activities                        4,913,913  21,498,741

Cash Flows from Financing Activities:
 Payments of Mortgage Notes Payable                  (25,718) (5,422,779)
 Distribution to Partners:
   Limited Partners                                        0 (13,950,000)
   General Partner                                         0     (32,060)
   Minority Interest                                 (65,000)    (60,550)

     Net Cash (Used in) Financing Activities         (90,718)(19,465,389)

Increase (Decrease) in Cash and Cash Equivalents     511,477   4,317,445

Cash and Cash Equivalents at Beginning of Period   2,063,474   1,626,628

Cash and Cash Equivalents at End of Period       $ 2,574,951 $ 5,944,073

Supplemental Disclosure of Cash Flow Information:
 Interest Paid                                   $    81,654 $   453,028

Non-cash Items:
 Sale of Investment Properties
  Notes Receivable                                         0   1,000,000
  Assumed Mortgage                                         0   1,259,719
  Miscellaneous Settlements                                0    (208,661)
  Deferred Debt Cost Amortization                          0      39,787
  Depreciation - Discontinued Health
    Care Operations                                   69,306           0
  Total                                          $    69,306 $ 2,090,845


The accompanying notes are an integral part of these consolidated financial statements.



                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997

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

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:

    The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the Nine Months ended September 30, 1997.

    General and Administrative Costs and Fees     $   14,591
    Cash Distributions                            $        0

NOTE 3 - INVESTMENT PROPERTY:

    As of September 30, 1997, the Partnership owned, through limited partnership investments, an interest in one nursing home property.

    A summary of the Partnership's investment property is as follows:

                                                  Operated
    Land                                     $  180,000
    Building                                  2,211,149
    Furniture and Fixtures                      603,802
    Investment Property, at Cost              2,994,951

    Less: Accumulated Depreciation
      and Amortization                        1,008,346

    Net Book Value                           $1,986,605

    The Partnership, through a manager, operates one skilled nursing facility. Olympic Healthcare, a 60-bed skilled nursing facility with a 24-bed assisted living wing located in Sequim, Washington, for the nine months ended September 30, 1997, had an average occupancy in the skilled nursing facility of 87.1% that was comprised of 32.3% private, 9.6% Medicare and 58.1% Medicaid. The average reimbursement rates in the skilled nursing facility were $111, $228 and $102 per day for private, Medicare and Medicaid, respectively. The average monthly revenue was $197,496. The 24-bed assisted living wing maintained an average occupancy of 86.4% that was comprised of 22.1% private and 77.9% Medicaid. The average reimbursement rates were $64 and $59 per day for private and Medicaid, respectively. The average monthly revenue was $37,746.

NOTE 4 - DISCONTINUED OPERATIONS:

    Cumberland Healthcare, L.P. I-A ("Cumberland") and Premier Management Company ("Premier"), effective August 1, 1997, entered into a Purchase and Sale Agreement to which Premier agreed to purchase two California nursing facilities, Paramount Chateau Convalescent Hospital and Pacific Palms Skilled Nursing, for a purchase price of $5,050,000. The closing date for the sale was September 30, 1997. As a result of the sale of the two operated facilities, the Partnership realized a gain on sale of assets of $2,036,848.

NOTE 5 - SUBSEQUENT EVENT:

    Cumberland  Healthcare, L.P. I-A and William  Littlejohn,  both  49 1/2%
limited  partners, entered into a Purchase and Sale Agreement  with  Public
Hospital  District  No.  2 of Clallam County ("Public  Hospital").   Public
Hospital has agreed to purchase Olympic Health Care Center in Sequim, Washington for a purchase price of $2,800,000. The scheduled closing date for the sale is December 31, 1997.


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Net resident service revenues decreased by $11,466 (.5%) for the nine months ended September 30, 1997, as compared to the same period in 1996, due to a 3.4% census decrease offset by an increase in the Medicare and Medicaid reimbursement rates. Resident service expenses increased by $130,844 (7.6%) for the nine months ended September 30, 1997, as compared to the same period in 1996, due to a $49,607 decrease in the Washington State workers' compensation benefit refund and a $73,150 increase in nursing salaries and supply costs.

   Interest income decreased by $93,249 (47.4%) for the nine months ended September 30, 1997, as compared to the same period in 1996, due to decreased cash balances in interest bearing accounts. The decreased average cash balances are a result of the 1996 cash distributions and final mortgage payments made after September 1996.

    General and Administrative - Affiliates expense increased by $1,542 (11.8%) for the nine months ended September 30, 1997, as compared to the same period in 1996 due to the increased need for senior management involvement which was necessary for the 1997 sale of the nursing facilities.

    General and Administrative - Other expense decreased by $104,089 (86.2%) for the nine months ended September 30, 1997, compared to the same period in 1996, due to an increase in the percentage of home office overhead costs directly relating to and allocated to resident service expenses.

   Discontinued Operations - Income from Health Care Operations increased by $414,422 for the nine months ended September 30, 1997, as compared to the same period in 1996 due in most part to an increase in the annual Medicare cost report settlements made to the Paramount Chateau and Pacific Palms facilities for $275,888 and $85,964, respectively. All real estate rental and lease operations were discontinued in 1996. Hence, there will not be any further allocations to Income from Real Estate Rental Operations or Lease Termination Settlement. Gain on Sale of Assets decreased by $7,904,599 for the period ended September 30, 1997, as compared to the same period in 1996 due to 1997 reflecting a gain on two (2) sold nursing facilities and 1996 reflecting a gain on eight (8) sold nursing facilities.

    Net resident service revenues increased by $6,651 (.9%) for the three months ended September 30, 1997, as compared to the same period in 1996 due to a 3.4% decrease in the census offset by an increase in the Medicare and Medicaid reimbursement rates. Resident service expenses increased by $63,336 (10.2%) for the three months ended September 30, 1997, compared to the same period in 1996 due to an increase in nursing salaries and supply costs.

    Interest income decreased by $23,334 (38.4%) for the three months ended September 30, 1997, as compared to the same period in 1996 due to a decrease in average cash balances in interest bearing accounts.

    General and Administrative - Affiliates expense increased by $12,211 for the three months ended September 30, 1997, as compared to the same period in 1996 due to an increase in expenses relating to the sale of the two (2) remaining California facilities.

    General and Administrative - Other expense decreased by $14,772 (54.3%) for the three months ended September 30, 1997, compared to the same period in 1996, due to an increase in the percentage of home office overhead costs directly relating to and allocated to resident service expenses.

    The primary sources of funds for the period ended September 30, 1997, were revenues from nursing home operations and collection of accounts receivable. These funds were used to pay nursing home expenses. As of September 30, 1997, the Partnership has an interest in one nursing home that has a net book value of $1,986,605. Net book value is not necessarily representative of market value.

    In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 to 24 months. These sources include cash flows from operations and current cash reserves.

    Short-term liquidity requirements consist of funds needed to meet commitments for debt service, administrative expense and operations. These short-term needs will be funded by cash at September 30, 1997, plus 1997 interest income and cash flows from operations. A cash reserve has been established to offset expenses which may arise if the Premier Management license transfer application is denied.

    The cash balance, not including restricted cash, at September 30, 1997, was $2,574,951. The Partnership had net income of $2,684,507. After adjusting for depreciation, amortization, gain on sale of assets and changes in operating assets and liabilities, net cash used in operating activities was $4,311,718. The net cash used in financing activities was $90,718 and consisted of principal payments on notes payable and distributions to the minority interest. Accounts Receivable increased $5,292,994 primarily due to the October 2, 1997, payment of the $4,992,507 sale proceeds from Premier Management Company. Accounts Payable increased $51,316 primarily due to improved cash flow management and an increase in the payroll liability as compared to 1996. Net cash provided by investing activities was $4,946,014 due to the sale of the two (2) remaining California facilities. Mortgage Notes Payable decreased by $25,718 due to payments made to U. S. Bank for application to the Sequim, Washington nursing facility mortgage.

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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner

ATTEST:

Date: December 30, 1997          By:  /s/ Fred E. Whaley
                                      President and Director

Date: December 30, 1997          By:  /s/ J. Davenport Mosby, III
                                      Vice President and Director