Form 10-K
period 1997-12-31
CUMBERLAND HEALTHCARE L P I-A
filed 1998-06-19
CIK 790952

4




                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the fiscal year ended   December 31, 1997

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

                                                Number of Units
        Title of Each Class                  at December 31, 1997

     Units of Limited Partnership
     Interest:  $1,000 per unit                       30,000

There is no public market for the trading of partnership units and therefore no market value can be determined.


                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None






                                              Exhibit Index:  Pages 24 - 27
                                  PART I

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

Termination and Dissolution of the Partnership

     On May 8, 1996, the limited partners approved a plan of liquidation pursuant to which the Partnership will be dissolved and its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement and its assets be liquidated with the proceeds of such liquidation to be expended and distributed as required by the Limited Partnership Agreement. All operating assets of the Partnership have been liquidated, and the non-
operating assets should be converted to liquid assets during 1998. Upon distribution of all of the assets of the Partnership, the Partnership will be terminated.

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

     Effective September 19, 1990, the Partnership leased its Rancho Los Padres nursing home to FHP, Inc. ("FHP"), a large California based HMO and the principal subsidiary of FHP International Corporation, for ten years. The lease for Rancho Los Padres required FHP, as lessee, to make a monthly minimum lease payment of $22,000 ($264,000 annually) for the first year, $24,500 ($294,000 annually) for the second year, and $24,500 plus the greater of the percentage increase of the Medi-Cal rate or consumer price index increase, but not less than 3% nor more than 8%, for years three through ten of the lease. On October 25, 1995, a Lease Termination Agreement was signed by Cumberland Healthcare (Cumberland) and FHP, Inc. relating to FHP - Norwalk f/k/a Rancho Los Padres whereby Cumberland would receive an early lease termination payment. A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. Pursuant to the Lease Termination Agreement, $1,566,174 was placed in escrow, and payment was contingent upon Cumberland obtaining the appropriate license to operate and maintain the FHP - Norwalk facility. In January 1996, the State of California - Department of Health Services issued a license to Cumberland to operate and maintain Pacific Palms Skilled Nursing f/k/a FHP - Norwalk f/k/a Rancho Los Padres. After various prorations, working capital advances and earned interest, the net distribution from the escrow account to Cumberland was $1,534,334. FHP, as part of the termination agreement, agreed to maintain at the nursing facility an average census of its members/patients sufficient to average not less than five patient days for each day between September 30, 1995, and October 1, 1996, at a rate which is essentially $45 per patient day greater than market rent. In the event of a sale or subsequent lease of all or any interest in Pacific Palms Skilled Nursing prior to October 1, 1996, the Partnership was required to pay to the lessee 50% of the sale proceeds in excess of $1,600,000, up to a maximum total payment of $500,000.

     On September 30, 1997, the Partnership closed on a purchase agreement with Premier Management Company (Premier) whereby Premier purchased Pacific Palms (Norwalk, California) and Paramount Chateau (Paramount, California) for $5,050,000. On December 31, 1997, the Partnership closed on a purchase agreement with Public Hospital District No. 2 (the hospital) whereby the hospital purchased the Sequim, Washington (Olympic Healthcare) facility for $2,800,000.

     As a result of the two 1997 sale closings, the Partnership no longer owns any investment properties.

     As of December 31, 1997 and 1996, the Partnership and its subsidiaries had 0 and 229 employees, respectively.








Item 2. Properties

     As of December 31, 1997, the Partnership does not own directly or through limited partnership investments any properties or interest in properties.

    As a result of the sale of the Partnership's leased facilities in 1996, the Partnership, directly or through a manager, operated three remaining facilities until their sale in 1997. 1997 resident occupancy percentages are included in the following table.

Paramount  Chateau  (99  Beds - SNF)                    12/31/97   12/31/96
12/31/95
Average Census                               84.7%     83.7%     87.6%
  Private                                     8.2%      7.2%      9.9%
    Medicare                                              10.8%       10.1%
6.2%
    Medi-Cal                                              77.6%       80.6%
83.9%
  HMO                                         2.7%       .6%        --
  Hospice                                      .7%      1.5%        --
Average Reimbursement Rate
  Private                                 $  95.73  $  96.58  $  79.69
    Medicare                                             286.88      254.25
244.76
    Medi-Cal                                              74.11       73.30
73.89
  HMO                                       184.12    148.08        --
  Hospice                                    78.20     81.09        --
Average Monthly Revenue                   $295,561  $247,659  $234,807

Pacific Palms (99 Beds - SNF)
Average Census                               47.0%     36.7%       N/A
  Private                                     4.1%      9.0%       N/A
    Medicare                                               5.6%        6.3%
N/A
    Medi-Cal                                              78.7%       65.3%
N/A
  HMO                                        11.0%     16.4%       N/A
  Hospice                                      .6%      3.0%       N/A
Average Reimbursement Rate
  Private                                 $ 106.66  $ 107.71       N/A
    Medicare                                             302.69      269.30
N/A
    Medi-Cal                                              74.04       72.64
N/A
  HMO                                       208.15    204.90       N/A
  Hospice                                   128.79    141.02       N/A
Average Monthly Revenue                   $160,851  $136,188       N/A
Item 2.   Properties (Continued)

Olympic Healthcare (60 Bed - SNF)
   Average  Census                              88.3%      94.2%      88.1%
Private                                      30.9%     35.8%     31.8%
    Medicare                                              10.5%        9.9%
11.4%
    Medicaid                                              58.6%       54.3%
56.8%
Average Reimbursement Rate
  Private                                 $ 110.84  $  99.03  $  94.75
    Medicare                                             228.60      189.43
173.62
    Medicaid                                             102.65       98.74
94.45
Average Monthly Revenue                   $202,911  $190,642  $183,536

Olympic Healthcare (24 Bed - ALF)
Average Census                               80.7%     76.2%     60.3%
  Private                                    20.8%     30.3%     61.0%
    Medicaid                                              79.2%       69.7%
39.0%
Average Reimbursement Rate
  Private                                 $  65.60  $  60.59  $  49.97
    Medicaid                                              58.90       53.58
51.27
Average Monthly Revenue                   $ 36,347  $ 32,312  $ 23,644

All Operated Homes
Average Occupancy Rates                      73.0%     69.0%     84.0%

Item 3.  Legal Proceedings

      There are no material pending legal proceedings to which the Partnership is a party or to which its property is subject. Therefore, no provision has been made in the accompanying financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

                                  PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
        Matters

(a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

(b)  Approximate number of Equity Security Holders:

                                          Number of Record Holders
    Title of Class                         as of December 31, 1997
Units of Limited Partnership Interest                1,937
General Partner Interest                                 1

    No Limited Partner owns more than 5% of the Units. The General Partner Interest is owned by Medical Investments Partners, The Raymond James Financial Center, 880 Carillon Parkway, St. Petersburg, Florida 33716.

(c)  Total Units of Limited Partnership (1,000 units)           30,000
    Total Units Outstanding ($1,000 per unit)         30,000

                                           1997      1996      1995
Distributions to Limited Partners          None  $18,150,000$ 1,500,000
Distributions to General Partner           None       37,620    30,612

     All of the distributions for 1996 or 1995 represent return of capital on a GAAP basis.

Item 6.  Selected Financial Data

                       1997      1996      1995      1994      1993
Total Revenues(1)   $  199,361$  269,390$    62,825$    37,086$   192,336
Net Income(2)       $  149,699   138,294  (57,976)  (73,326)    21,319
Total Assets        $9,770,909 9,392,80922,181,44222,618,44826,301,479
Mortgage Notes
  Payable                    0 1,256,214 7,946,917 8,782,49710,889,660
Distributions to
  Limited Partners
    Per Partnership Unit     0    605.00     50.00     35.00     20.00
Net Income(2)
   Per  Unit                          $4.89      $4.52   $(1.89)    $(2.40)
$.70

(1) Total revenues in 1993 omit extraordinary gain on sale of minority interest and forgiveness of indebtedness.

(2) Net Income and Net Income Per Unit does not include income from discontinued operations.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditors' opinion included elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Continuing Operations:

     Interest income decreased by $70,029 (26%) for the year ended December 31, 1997, compared to the same period in 1996, due to decreased average cash balances in interest bearing accounts as a result of the distributions issued for the LCCA and Arbor sale proceeds. Interest income increased $206,565 (328.8%) for the year ended December 31, 1996, compared to the same period in 1995, due to increased average cash balances in interest bearing accounts. The increased average cash balances were a result of the cash proceeds from the sale of eight of the eleven nursing homes.

      General and Administrative - Affiliate expenses decreased by $54,744 (91.4%) for the year ended December 31, 1997, compared to the same period in 1996, due to decreased senior management involvement resulting from the sale of the nursing facilities. Affiliate expenses increased by $15,730 (35.6%) for the year ended December 31, 1996, compared to the same period in 1995, due to the increased time and travel required by senior management to negotiate and execute the LCCA sale, the Arbor sale and the FHP lease termination.

      General and Administrative - Other expenses decreased by $26,690 (37.5%) for the year ended December 31, 1997, compared to the same period in 1996, due to an increase in the percentage of travel and overhead of affiliates directly related to and allocated to resident services expenses. General and Administrative - Other expenses decreased by $5,435 (7.1%) for the year ended December 31, 1996, compared to the same period in 1995, due in most part to a decrease of $7,927 in insurance costs.

      As a result of the above revenue and expense items, the Partnership had $149,699 net income from continuing operations for the year ending December 31, 1997, $138,294 net income from continuing operations for the year ending December 31, 1996 and $(57,976) net loss from continuing operations for the year ending December 31, 1995. Inflation and changing prices have not had a material impact on net revenues and expenses from continuing operations over the past three years.

Discontinued Operations:

     Due to the 1996 sale of the rental segment of the operations, there is no 1997 income to compare to prior years. Rental income included in discontinued operations decreased by $954,152 (57.8%) for the year ended December 31, 1996, compared to the same period in 1995 due to the May 29, 1996, sale of the LCCA Homes, the September 20, 1996, sale of Hillcrest Care Center and the transfer of the Norwalk, California facility to an operated facility. Resident service revenues decreased by $560,655 (7.4%) for the year ended December 31, 1997, compared to the same period in 1996. This decrease is due, in most part, to the September 30, 1997, sale of the Norwalk and Paramount, California nursing facilities. Resident service revenues increased by $2,140,548 (39.6%) for the
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Discontinued Operations: (Continued)

year ended December 31, 1996, compared to the same period in 1995. This increase is due to $1,634,018 resulting from the operation of the Norwalk, California facility, $164,250 resulting from the payment by FHP,Inc. for the lease termination resident day guarantee, $154,225 resulting from a private payor room rate increase and a Medicare per diem rate increase at the Paramount, California facility and $189,300 resulting from a 7.2% census increase at the Sequim, Washington skilled nursing facility and a 26% census increase at the Sequim, Washington assisted living facility.

      Resident service expenses decreased by $360,539 (5.4%) for the year ended December 31, 1997, compared to the same period in 1996. This decrease is due, in most part, to the September 30, 1997, sale of the Norwalk and Paramount, California nursing facilities. Resident service expenses increased by $1,893,646 (40.0%) for the year ended December 31, 1996, compared to the same period in 1995, due to the Norwalk, California nursing facility becoming an operated facility.

      General and Administrative - Other expenses decreased by $172,898 (98.9%) for the year ended December 31, 1996, compared to the same period in 1995 due to a decrease in legal, consulting and accounting fees associated with the 1995 negotiations and drafting of sales contracts for the sale of the LCCA Homes and the FHP lease termination.

      Interest expense decreased by $323,666 (73.4%) for the year ended December 31, 1997, compared to the same period in 1996, due to the 1996 payoffs of mortgages on the Sun City Convalescent Hospital and Hillcrest Care Center, the 1996 assumption by LCCA of the mortgage on the Rimrock Villa nursing home and the 1997 decrease in interest expense on the Olympic Healthcare nursing home due to the ordinary monthly principal paydown. Interest expense decreased by $276,688 (38.6%) for the year ended December 31, 1996, compared to the same period in 1995 due to the payoff of mortgages on the Sun City Convalescent Hospital and Hillcrest Care Center from proceeds received as a result of the LCCA and Arbor sales contracts and the assumption of the mortgage on the Rimrock Villa nursing home by LCCA.

      Depreciation and Amortization expense decreased by $293,233 (60.2%) for the year ended December 31, 1997, compared to the same period in 1996, due to the 1996 sale of eight of the eleven nursing homes and the September 30, 1997, sale of two nursing homes. Depreciation and Amortization expense decreased by $221,627 (31.3%) for the year ended December 31, 1996, compared to the same period in 1995 due to the sale of the LCCA homes and the Hillcrest Care Center.

      The operating income from the discontinued health care segment decreased by $318,556 for the year ended December 31, 1997, compared to the same period in 1996, due to the September 30, 1997, sale of the Norwalk and Paramount, California facilities. The operating income from the discontinued health care segment increased by $127,947 for the year ended December 31, 1996, compared to the same period in 1995, due to an increase in the Medicare and Medi-Cal per diem rates at the Norwalk and Paramount, California nursing facilities. The operating income from the discontinued real estate rental segment decreased by $954,152 for the year ended December 31, 1996, compared to the same period in 1995, due to the May 29, 1996, sale of the LCCA Homes and the September 20, 1996, sale of the Hillcrest Care Center. The Partnership realized income of $12,224,268 for the year ended December 31, 1996, from transactions related to discontinued operations. $9,732,487 is from the gain on sale of the LCCA Homes and the Hillcrest Care Center for the sum of $6,463,878 and $3,268,609, respectively. $1,293,464 is from the lease termination settlement received from FHP, Inc. for the early termination of FHP's lease on Pacific Palms Skilled Nursing f/k/a FHP - Norwalk.

      As a result of the above revenue and expense items, the Partnership had $2,773,070 net income for the year ending December 31, 1997, $12,224,268 net income for the year ending December 31, 1996 and $2,024,522 net income for the year ending December 31, 1995. Inflation and changing prices have not had a material impact on net revenues and losses from continuing operations over the past three years.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of funds for the periods ending December 31, 1997, 1996 and 1995 were rental income, revenues from nursing home operations, prepayment of the FHP lease and proceeds from the sale of assets. These funds were used to pay nursing home expenses, pay recurring debt service, make cash distributions to partners and reduce the amount of LIQUIDITY AND CAPITAL RESOURCES (Continued)

outstanding indebtedness. As of December 31, 1997, the Partnership has no ownership interest in any properties.

      Short-term liquidity requirements consist of funds needed to meet commitments for administrative expenses and operations. These short term needs will be funded by cash at December 31, 1997, plus interest income.

     Debt service paid in 1997 totaled $1,256,214.

      In the opinion of the General Partner, the Partnership has sufficient funds or sources of funds to remain liquid for the next 12 - 24 months. The General Partner is not aware of any trends that may significantly affect the Partnership's liquidity.

       The cash balance at December 31, 1997, was $7,268,682. The Partnership had net income of $2,773,070. After adjusting for depreciation, amortization, gain on sale of assets and changes in operating assets and liabilities, net cash used in operating activities was $353,593. The net cash provided by investing activities was $7,669,619 which includes fixed asset additions and the sale of investment properties. The net cash used in financing activities was $2,110,818 and consisted of principal payments on mortgage notes payable and distributions to minority interest. Significant changes to the balance sheet which affected the cash flow of the Partnership for 1997 are primarily due to the September 30, 1997, sale of the Norwalk and Paramount, California nursing facilities. Payables and accruals decreased by $530,005 primarily due to the fourth quarter 1997 payoff of accrued expenses at the Norwalk and Paramount, California nursing facilities. Investing activities increased primarily from the September 30, 1997, sale of the Norwalk and Paramount, California nursing facilities which provided $4,938,062 in cash proceeds and the December 31, 1997, sale of the Sequim, Washington facility which provided $2,759,351 in cash proceeds. Mortgage Notes Payable decreased by $1,256,214 due to the payment of debt on the Sequim, Washington facility from proceeds from the sale of the facility.

      Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The 1995 distribution to Limited Partners totaled $1,500,000 (5% of the original capital of $30,000,000). The February 1996 distribution to the Limited Partners was $750,000 (2.5% of the original capital of $30,000,.000). The July 1996 distribution to the Limited Partners was $13,200,000 (44% of the original capital of $30,000,000). The December 1996 distribution to the Limited Partners was $4,200,000 (14% of the original capital of $30,000,000). Future distributions will be issued for the 1997 sale proceeds of the last remaining properties and the 1998 liquidation of the Partnership.
Item 8.  Financial Statements and Supplementary Data




                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Page No.

Independent Auditor's Report                                   10

Consolidated Balance Sheets as of December 31, 1997 and 1996   11

Consolidated Statements for the Years Ended December 31, 1997,
  1996 and 1995:

  Income                                                       12

  Partners' Equity                                             13

  Cash Flows                                                   14

Notes to Consolidated Financial Statements                            15  -
21

Directors        and        Officers        of        the        Registrant
21 - 22

Exhibit Index                                               22 - 25

Financial Statement Schedules -

      Schedule     VIII    -    Valuation    and    Qualifying     Accounts
25
   and Reserves

    Schedule    X    -    Supplementary   Income   Statement    Information
25











                       INDEPENDENT AUDITOR'S REPORT



To the Partners of
  Cumberland Healthcare, L.P. I-A

      We have audited the accompanying consolidated balance sheets of Cumberland Healthcare, L.P. I-A (a Delaware Limited Partnership) as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Healthcare, L.P. I-A as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

      As more fully discussed in Note 12, during 1996, the Partnership discontinued the leasing segment of its operations. Historically, assets and operations of the leasing segment have represented a substantial portion of the Partnership's total assets and results of operations.

      As more fully disclosed in Note 13, the Partners have approved a plan of dissolution of the Partnership.

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





SPENCE, MARSTON, BUNCH, MORRIS & CO.
Certified Public Accountants


Clearwater, Florida
May 7, 1998

                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS


                                                DECEMBER 31,DECEMBER 31,
                                                    1997       1996

  ASSETS

Cash and Cash Equivalents                        $ 7,268,682 $ 2,063,474
Restricted Cash                                            0      67,059
Accounts Receivable (Net of Allowance
  of $306,105 and $343,770)                          671,683     718,772
Note Receivable                                    1,000,000   1,000,000
Sale Proceeds Receivable                             764,604           0
Prepaid Expenses                                      65,940     119,871
Deferred Debt Costs (1996 Net of Accumulated
  Amortization of $10,826)                                 0      21,652
Intangible Assets (1996 Net of Accumulated
  Amortization of $44,380)                                 0     399,418
Investment Properties, at Cost (1996 Net of
  Accumulated Depreciation and Amortization
  of $2,416,187)                                           0   5,002,563
Construction in Progress                                   0           0

       Total Assets                              $ 9,770,909 $ 9,392,809

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                                 $ 294,664 $   687,968
  Accrued Payroll                                    139,566     276,267
  Payable to Related Parties
                - General Partner                          0       2,524
                - Affiliates                         355,829     336,929
  Mortgage Notes Payable                                   0   1,256,214
  Minority Interest                                   57,800     682,927

       Total Liabilities                             847,859   3,242,829

Partners' Equity:
  Limited Partners (30,000 units outstanding
     at December 31, 1997 and 1996)                8,944,538   6,226,929
  General Partner                                   (21,488)     (76,949)

       Total Partners' Equity                      8,923,050   6,149,980

       Total Liabilities and Partners' Equity    $ 9,770,909 $ 9,392,809
















                The accompanying notes are an integral part of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                     CONSOLIDATED STATEMENTS OF INCOME

                            FOR THE YEARS ENDED

                                   DECEMBER 31, DECEMBER 31,DECEMBER 31,
                                      1997         1996        1995
                                                            (Restated)
Revenues:
  Interest Income                   $   199,361      269,390      62,825

       Total Revenues                   199,361      269,390      62,825

Expenses:
  General and Administrative
                - Affiliates              5,183       59,927      44,197
                - Other                  44,479       71,169      76,604

       Total Expenses                    49,662      131,096     120,801

Income From Continuing Operations       149,699      138,294     (57,976)

Discontinued Operations:
  Income from Real Estate Rental Operations   0      696,600   1,650,752
  Income From Health Care Operations    183,161      501,717     373,770
  Gain on Sale of Assets              2,440,210    9,732,487           0
  Lease Termination Settlement                0    1,293,464           0

Income from Discontinued Operations   2,623,371   12,224,268   2,024,522

Net  Income                                        $ 2,773,070  $12,362,562
$ 1,966,546

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit$      4.89 $      4.52 $     (1.89)

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit      85.70      399.32       66.13

Total Income Per $1,000
  Limited Partnership Unit          $     90.59  $    403.84 $     64.24

Number of Limited Partnership Units
  Outstanding                            30,000       30,000      30,000























                The accompanying notes are an integral part of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                      Limited      General      Total
                                     Partners'    Partner's   Partners'
                                      Equity       Equity      Equity

  Balance at December 31, 1993      $11,302,930 $  (306,144) $10,996,786

Net Income - 1994 (Restated)          1,581,473       32,275   1,613,748

Distribution                         (1,050,000)    (21,430)  (1,071,430)

  Balance at December 31, 1994
    (Restated)                      $11,834,403 $  (295,299) $11,539,104

Net Income - 1995                     1,927,215       39,331   1,966,546

Distribution                         (1,500,000)    (30,612)  (1,530,612)

  Balance at December 31, 1995      $12,261,618 $  (286,580) $11,975,038

Net Income - 1996                    12,115,311      247,251  12,362,562

Distribution                        (18,150,000)    (37,620) (18,187,620)

  Balance at December 31, 1996      $ 6,226,929 $   (76,949) $ 6,149,980

Net Income - 1997                     2,717,609       55,461   2,773,070

Distribution                                  0          0             0

  Balance at December 31, 1997      $ 8,944,538 $   (21,488) $ 8,923,050




























                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED


December  31,                            December  31,December  31,    1997
1996                                      1995

Cash Flows from Operating Activities:
 Net Income                             $ 2,773,070$12,362,562$ 1,966,546
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization             194,224    487,456    709,083
  Minority Interest in Net Income (Loss)    229,477     83,019     44,888
  Gain on Sale of Assets                 (2,440,210)(9,732,487)         0
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable47,089    (13,261)   303,118
   (Increase) Decrease Sale Proceeds Receivable(764,604)     0          0
   (Increase) Decrease in Prepaid Expenses   53,931    (45,190)  (29,998)
   (Increase) Decrease in Restricted Cash    67,059     (7,787)    (6,492)
   Increase (Decrease) in Payable to Related
     Parties                                 16,376    (18,000)    18,490
    Increase (Decrease) in Payables and Accruals  (530,005) (262,341)   (10
0,288)
     Net Cash Provided by (Used In)
       Operating Activities               (353,593)  2,853,971  2,905,347

Cash Flows from Investing Activities:
 (Additions) to Investment Properties       (27,794)  (112,952)   (52,173)
 (Additions) to Construction in Progress          0          0    (74,324)
 Sale of Investment Properties            7,697,413 21,389,981          0
     Net Cash Provided by (Used in)
       Investing Activities               7,669,619 21,277,029   (126,497)

Cash Flows from Financing Activities:
 Payments of Mortgage Notes Payable     (1,256,214) (5,430,984)  (836,030)
 (Increase) Decrease in Deferred Debt Costs       0          0     12,245
 Distribution to Partners:
   Limited Partners                               0(18,150,000)(1,500,000)
   General Partner                                0    (37,620)   (30,612)
   Minority Interest                      (854,604)    (75,550)          0
     Net Cash (Used in) Financing
       Activities                       (2,110,818)(23,694,154) (2,354,397)

Increase (Decrease) in Cash and Cash Equivalents5,205,208436,846  424,453

Cash  and Cash Equivalents at Beginning of Year  2,063,474  1,626,628   1,2
02,175

Cash and Cash Equivalents at End of Year    7,268,682$ 2,063,474$ 1,626,628
Supplemental Disclosure of Cash Flow Information:
 Interest Paid                              117,090$   475,402$   723,159

See Note 9 for Non-Cash Investing and Financing Activities












                The accompanying notes are an integral part of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE, L.P. I-A

                          (a Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 1997

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

                              Net Book Value                Income/Loss
                          of Investment    Net           Sharing
                   General  Properties at Income    Limited  General
Partnership Name   Partners     12/31/97       (Loss)   Partners  Partners

Cumberland Healthcare,         Medical
  L.P. I-A          Investments $         0 $2,537,076 N/A   N/A
                   Partners

Cumberland Healthcare,         Medical
  L.P. I-B *       Investments         0   229,477     99%     1%
                   Partners &
                   Olympic Health
                   Services, Inc.

Cumberland Healthcare,         Medical
  L.P. I-C         Investments         0     6,517     99%     1%
                   Partners

                     Total    $        0$2,773,070

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

                             DECEMBER 31, 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Accounting

     The accompanying financial statements are prepared on the accrual basis. Revenues are recognized when earned and expenses are recognized as obligations when incurred. These financial statements include the accounts of Cumberland Healthcare, L.P. I-B and Cumberland Healthcare, L.P. I-C. In Cumberland Healthcare, L.P. I-C, the Partnership is a 99% Limited Partner. In Cumberland Healthcare, L.P. I-B, the Partnership is a 49 1/2% Limited Partner with William Littlejohn being a 49 1/2% Limited Partner. The only activity of these entities is to hold title for certain of the properties included in these financial statements. See Note 1 for further explanation.

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

    Investment Properties

     These assets are carried at the lower of cost, or net realizable value plus a revaluation increase for Olympic Health Care of Cumberland Healthcare, L.P. I-B. Impairment in value is reflected as an adjustment to carrying value when appropriate. There was no impairment in value in 1996 or 1997.

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

     Depreciation is provided for on the straight-line method over the estimated useful lives which are as follows:

          Building and Improvements:            35 Years
          Furniture and Fixtures:               8 Years
          Leasehold Interest:                   8-28 Years

    Deferred Debt Costs

    Deferred debt costs represent the cost of obtaining financing for the Partnership. Such cost was being amortized on a straight-line basis over the life of the remaining loan. Due to the sale of the property, the remaining loan balance was paid and the remaining amortization was charged to expense.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                             DECEMBER 31, 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES: (Continued)

    Medicare/Medicaid Settlements

     The Partnership does not record any Medicare or Medi-Cal receivables above their current rate of reimbursement. No receivables are recorded for cost report settlements. The accounts payable for third party settlements for prior years was $100,000 for the years ended December 31, 1997 and 1996.

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

    Intangible Assets

     Intangible assets are comprised of a licensing fee and goodwill which were recognized upon the revaluation of assets due to the sale of one half of the Partnership's interest in Cumberland Healthcare, L.P. I-B. The licensing fee represents the value of the license to operate the Olympic Health Care Center. Goodwill represents the excess of the cost of the partnership interest over the fair value of the net assets as of the revaluation date, January 1, 1993. These items were being amortized on the straight line method over 40 years. Due to the sale of the property, the remaining balance was charged against the gain on sale.

    Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

    Reclassification

     Certain items in the 1996 and 1995 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1997 statements.

NOTE 3 - RELATED PARTY TRANSACTIONS:

     The General Partner manages the operations of the Partnership's investment properties and is entitled to a property management fee equal to 1.25% of gross lease payments received by the Partnership. This amounted to $0, $17,391 and $41,287 for 1997, 1996 and 1995, respectively.

     The General Partner is reimbursed for general and administrative costs on an accountable basis. The General Partner's reimbursable costs were $3,521, $42,881 and $28,067 for 1997, 1996 and 1995, respectively.
Affiliates of the General Partner are reimbursed for direct costs incurred on behalf of the Partnership. Direct reimbursable costs amounted to $704, $7,946 and $7,920 for 1997, 1996 and 1995, respectively. These costs are included in the Consolidated Statements of Income.

     The General Partner is reimbursed a general and administration fee of up to .5% of the Partnership's aggregate capital contributions on an annual basis for certain expenses incurred on behalf of the Partnership. The General Partner's reimbursable expenses were $958, $9,100 and $8,210 for 1997, 1996 and 1995, respectively. These expenses are accrued but not paid and are included in the Consolidated Statements of Income.
                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1997

NOTE 3 - RELATED PARTY TRANSACTIONS: (Continued)

     As of December 31, 1997, 1996 and 1995, the amounts payable to the General Partner and affiliates for the above items are $364,696, $336,929 and $357,453, respectively. The payable is non-interest bearing, unsecured and payable on demand.

NOTE 4 -NOTES RECEIVABLE:

     The notes receivable is recorded at its face value. The note is a promissory note with a maturity date of May 29, 2001, secured by the personal guarantee of the principal shareholder of Life Care Centers of America, Inc. Interest shall accrue at the rate of 10% per annum and shall be payable monthly at the rate of 5% per annum. The unpaid interest shall accrue. The Partnership has the right to demand payment in full at any time on or after December 28, 1997, with 60 days prior written notice. If the Partnership exercises its right to demand payment before the maturity date, the 5% accrued interest shall be canceled. On February 28, 1998, notice for demand of payment was given to Life Care Centers of America, Inc.

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

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1997

NOTE 5 - LEASES AND INVESTMENT PROPERTIES:(Continued)

    Leases (Continued)

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

     On October 25, 1995, a Lease Termination Agreement was signed by Cumberland Healthcare ("Cumberland") and FHP, Inc. relating to FHP-Norwalk f/k/a Rancho Los Padres whereby Cumberland would receive an early lease termination payment. A Management Agreement was also signed whereby Cumberland would become the interim operator of the facility. The Lease Termination Agreement was consummated January 1996.

     Due to the sale of the Partnership's leased properties, there is no future rental income on non-cancelable leases to report.

Rental Income Included in Discontinued Operations

                  1997             1996             1995
Contingent     $         0      $   118,577      $   169,193
Guaranteed               0        1,311,626        3,165,985
Total                             $           0        $  1,430,203       $
3,335,178

     Until its sale on December 31, 1997, the Partnership continued to operate Olympic Healthcare Center pursuant to a management contract with a third party operator. Until its sale on September 30, 1997, Paramount Chateau was being managed under an employment contract with a third party operator. As a result of the FHP lease termination and until its sale on September 30, 1997, the Partnership operated Pacific Palms Skilled Nursing.

    Investment Properties

    As of December 31, 1997, the Partnership does not own any properties or interests in properties.

       A summary of the land, buildings, personal property and accumulated depreciation for the years ended December 31, 1997 and 1996 is as follows:

                         1997        1997       1996         1996
                       Operated     Leased    Operated      Leased
Land                   $        0 $        0 $ 1,534,105  $        0
Buildings                       0          0   4,555,358           0
Furniture & Fixtures            0          0   1,329,287           0
Leasehold Interest              0          0           0           0
                                               7,418,750           0
Accum. Depreciation
  and Amortization              0          0 (2,416,187)           0
                       $        0 $        0 $ 5,002,563  $        0

NOTE 6 - MORTGAGE NOTES PAYABLE:

     Mortgage notes payable is summarized below:

                            December 31,     December 31,
     Mortgagor                1997              1996
     U.S. Bank of Oregon   $         0       $ 1,256,214

     U.S. Bank of Oregon mortgage note payable had a fixed interest rate of 8.75%, payable monthly in installments of principal and interest based on a 20-year amortization schedule, with a balloon payment due September 1, 2013. This note was secured by Olympic Healthcare Center. Due to the sale of Olympic Healthcare Center, this note was paid in full at closing. Interest charged to expense was $117,090, $440,756 and $716,807 for the years ended December 31, 1997, 1996 and 1995, respectively.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1997

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

NOTE 8 - TAXABLE INCOME:

    The financial statements of the Partnership and the Partnership tax returns are prepared on the accrual basis. The following is a reconciliation between net income per the financial statements and Partnership net income for tax purposes:

                                  1997        1996        1995
Net income (loss) per
   financial statements                     $2,773.070 $12,362,562        $
1,966,546
Tax depreciation and amortization
  in excess of book depreciation  (69,140)   (265,398)     (539,176)
Gain   on   sale   of  Assets                         228,831     2,025,263
0
Other Adjustments                   67,965    176,393       6,652
Partnership income (loss) for
  tax purposes                  $3,000,726$14,298,820  $  1,434,022

NOTE 9- ADDITIONAL CASH FLOW INFORMATION:

     The Partnership's non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 were as follows:

    December 31, 1997:
      Intangible Asset Amortization                          $   388,323

    December 31, 1996:
                                 Notes                           Receivable
$ 1,000,000
                                 Assumed                           Mortgage
1,259,719
      Construction in Progress Paid in Prior Year
        Transferred to Investment Property in 1996                74,324

    December 31, 1995:
      None to Report

NOTE 10 - LEGAL PROCEEDINGS:

    The General Partner is not aware of any uninsured open claims that have been filed against the Partnership. Therefore, no provision has been made in the accompanying financial statements.

NOTE 11- DISTRIBUTIONS:

    There were no distributions made to limited partners in 1997. The 1996 cash distributions to limited partners were $18,150,000 (60.5% of capital contributions) and for 1995 totaled $1,500,000 (5% of capital contributions). The 1996 distributions represented a return of capital. Future distributions will be issued for the 1997 sale proceeds of the last remaining properties and the 1998 liquidation of the Partnership.









                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             DECEMBER 31, 1997

Note 12 - DISCONTINUED OPERATIONS:

     As a result of the Partnership's 1996 discontinuance of the leasing segment of its operations, the real estate rental revenues from discontinued operations were $0, $1,990,064 and $1,650,752 for the years ended December 31, 1997, 1996 and 1995, respectively. As a result of the 1997 property sales and the Partnership's discontinuance of the health care segment of its operations, the health care operations revenues from discontinued operations were $183,161, $501,717 and $373,770 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The following assets and liabilities from discontinued operations were included in the 1996 balance sheet.

     Restricted Cash                    $   67,059
     Deferred Debt Cost                     21,652
     Investment Properties
       (Net of Accum.Depreciation)                5,002,563
     Intangible Assets                     399,418
     Mortgage Notes Payable            (1,256,214)
     Related Parties Payable                          (2,524)
     Net Assets of Discontinued
       Operations                       $4,231,954

      The income statements for the years ended December 31, 1996 and 1995 have been restated to reclassify the operating results of the leasing and health care segments to discontinued operations.

     As a result of the sale of the three operated homes, the Partnership realized a gain on sale of assets of $2,440,210 for the year ended December 31, 1997.

Note 13 - TERMINATION AND DISSOLUTION OF THE PARTNERSHIP

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

RJ Health Properties, Inc. Board of Directors and Executive Officers:

      Fred E. Whaley, age 52, has been the President and Director of RJ Health Properties, Inc. since January, 1986. Mr. Whaley's term will expire in 1998. He was a Managing Director for Raymond James & Associates, Inc. from 1980 until April 1997.

     J. Davenport Mosby III, age 42, has been a Vice President and Director of RJ Health Properties, Inc. since December, 1988. Mr. Mosby's term will expire in 1998. He is a Managing Director of Raymond James & Associates, Inc. in the Investment Banking department, which he joined in 1982.

      Richard M. Todd, age 47, has been a Vice President of RJ Health Properties, Inc. since August 1997. He is a director of special projects at Smart Choice Automotive Group a division of Eckler's Quality Products.

Item 11.  Executive Compensation

      The directors and officers of RJ Health Properties, Inc., managing General Partner of Medical Investments Partners the General Partner of Cumberland Healthcare, do not receive any compensation from the Partnership or any of its affiliates for acting in the capacity of a director or officer of RJ Health Properties, Inc. However, Richard Todd receives monthly compensation, payable in advance, for his services relating to the operations of the Partnership. He also received a consulting fee relating to the sale of the Partnership's two California facilities.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The corporate partners of Medical Investments Partners, as purchasers of Partnership units, do not own any units of the outstanding securities of the Partnership as of December 31, 1997. Directors and officers of the
General Partners of Medical Investments Partners do own units of the outstanding securities of the Partnership as of December 31, 1997. In a secondary market transaction 45 units were acquired by J. Davenport Mosby, III, Vice President and Director. In a secondary market transaction, 18 units were acquired by Richard Todd, Vice President.

      The Registrant is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of the Partnership, no person owns of record or beneficially more than 5% of the Partnership's outstanding units.

Item 13.  Certain Relationships and Related Transactions

      The  Partnership  has no officers or directors.  However,  under  the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its affiliates during the organization and operations of the Partnership. The General Partner received a property management fee of $0, $17,391 and $41,287 for 1997, 1996 and 1995,
respectively. Reimbursement to the General Partner for general and administrative costs amounted to $3,521, $42,881 and $28,067 for 1997, 1996 and 1995, respectively. Reimbursable expenses to the General Partner on behalf of the Partnership amounted to $958, $9,100 and $8,210 for 1997, 1996 and 1995, respectively. Direct reimbursable costs to affiliates of the General Partner amounted to $704, $7,946 and $7,920 for 1997, 1996 and 1995, respectively. Total payments to the General Partner and affiliates amounted to $114,847, $218,368 and $364,493 for 1997, 1996 and 1995,
respectively.

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

    28.25   Lease  between  Cumberland  Healthcare,  L.P.  I-A,  as  lessor
("Lesssor"),
        a limited partnership and FHP, Inc., a California corporation as
        lessee ("Lessee") dated September 19, 1990.                 *****
   28.26 Management Contract between Olympic Health Services, Inc., a Washington corporation ("OHS") and Cumberland Healthcare, L.P. I-B, a  Delaware limited partnership ("Owner") dated January 1, 1993.**
***
    28.27  Amended and Restated Limited Partnership Agreement by and  among
Medical
        Investments Partners, a Florida general Partnership, ("MIP"), and Olympic Health Services, Inc., a Washington corporation ("OHS"), as
         General  Partners,  Cumberland Healthcare, L.P.  I-A,  a  Delaware
limited
         partnership ("Cumberland"), and William W. Littlejohn, a  resident of
        the State of Washington ("Littlejohn"), as Limited Partners dated
        January 1, 1993.                                            *****
    28.28   Sublease  among  Cumberland Healthcare,  L.P.  I-A,  as  lessor
("Sublessor"),
        a limited partnership and Life Care Centers of America, Inc., a
         Tennessee corporation as lessee ("Sublessee") dated March 1, 1989.
*****
   28.29 Deed of Trust among Cumberland Healthcare, L.P. I-B, a Delaware Limited Partnership, ("Grantor"); U.S. Bank of Washington, National
         Association,  ("Lender" and sometimes "Beneficiary");  and  United
States
        National Bank of Oregon ("Trustee") dated August 25, 1993.  *****
    28.30   Loan Agreement between First Union National Bank of Florida,  a national
        banking association ("Lender") and Cumberland Healthcare, L.P. I-A,
a
         Delaware limited partnership ("Borrower") dated December 28, 1994.
*****
   28.31  Purchase and Sale Agreement between Cumberland Healthcare, L.P. I-
A,
        a Delaware limited partnership (the "Seller") and Life Care Centers of
        America, Inc. and permitted assigns (the "Purchaser").      *****
   28.32 Revolving Loan Agreement between Cumberland Healthcare, L.P. I-A, a Delaware limited partnership ("Borrower") and Raymond James Financial,
         Inc.,  a Florida corporation ("Lender") dated December 28, 1994.**
***
   29   Information from reports furnished to state insurance regulatory
        authorities.                                                *****
      * Included with Form S-11, Registration No. 33-4301 previously filed with the Securities and Exchange Commission.
     ** Included with Forms 8-K, as amended, previously filed with the Securities and Exchange Commission.
    *** Exhibits were omitted as not required, not applicable, or the information required to be shown therein is included elsewhere in this report.
   **** Included as exhibits to Form 10-K for year ended December 31, 1988.
  ***** Included as exhibits to Form 10-K for year ended December 31, 1994. ****** Included as exhibit to Form 10-Q for period ended June 30, 1995.
******* Included as exhibit to Form 10-K for year ended December 31, 1995.
B.  Reports filed on Form 8-K - None.
C.  Exhibits filed with this Report - None

 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                         Balance atAdditions DeductionsBalance
                         Beginning     to       From    at End
                           of Year  Reserves  Reserves of Year

Reserve deducted in the
Balance Sheet from the asset
to which it applies:

Reserve for doubtful accounts:

Year Ended December 31, 1997343,770 127,763   165,428  306,105
Year Ended December 31, 199673,373  318,937    48,540  343,770
Year Ended December 31, 199563,866    9,507         0   73,373

    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            Year Ended December 31,
                          1997       1996      1995
Amortization of Deferred
  Debt Costs               21,652    49,442    19,437
Amortization of Leasehold
  Properties                    0    15,422    37,498
Amortization of Intangible
  Assets                  399,418    11,095    11,095
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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner

ATTEST:



Fred E. Whaley                   By:  J. Davenport Mosby, III,
President                             Vice President







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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date:                                 By:    Fred E. Whaley
                                      President and Director





Date:                                 By:    J. Davenport Mosby, III
                                      Vice President and Director