Form 10-Q
period 1998-03-31
CUMBERLAND HEALTHCARE L P I-A
filed 1998-06-19
CIK 790952

8






                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended March 31, 1998

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

                                                Number of Units at
        Title of Each Class                      March 31, 1998

     Units of Limited Partnership
     Interest:  $1,000 per unit                         30,000

There is no public market for the trading of partnership units and therefore no market value can be determined.


                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1996 Form 10-K, filed with the
            Securities and Exchange Commission on June 18, 1998
            Parts III and IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                              File No 33-4301








                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page Number
Part I.Financial Information


   Item 1.     Financial Statements

   Consolidated Balance Sheets -
      As of March 31, 1998 and December 31, 1997                      3

   Consolidated Statements of Income -
     For the Three Months Ended March 31, 1998 and 1997               4

   Consolidated Statements of Cash Flows -
     For the Three Months Ended March 31, 1998 and 1997               5

   Notes to Consolidated Financial Statements                         6


   Item 2.Management's Discussion and Analysis of Financial
                 Condition       and      Results       of       Operations
7


Part II.Other Information


   Item 6.Exhibits and Reports of Form 8-K                            7







                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS


                                                   March 31, December 31,
                                                    1998        1997
                                                               (Audited)
  ASSETS

Cash and Cash Equivalents                        $ 1,554,743 $ 7,268,682
Accounts Receivable (Net of Allowance
  of $268,133 and $306,105)                          275,642     671,683
Note Receivable                                    1,000,000   1,000,000
Sale Proceeds Receivable                                   0     764,604
Prepaid Expenses                                      66,337      65,940

       Total Assets                              $ 2,896,722 $ 9,770,909

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                               $   227,296 $   294,664
  Accrued Payroll                                      8,779     139,566
  Payable to Affiliates                              355,829     355,829
  Minority Interest                                   43,776      57,800

       Total Liabilities                         $   635,680 $   847,859

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at March 31, 1998 and December 31, 1997)     $ 2,280,770 $ 8,944,538
  General Partner                                   (19,728)     (21,488)

       Total Partners' Equity                    $ 2,261,042 $ 8,923,050

       Total Liabilities and Partners' Equity    $ 2,896,722 $ 9,770,909





























                The accompanying notes are an integral part
                of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                     CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE THREE MONTHS ENDED

                                                  March 31,   March 31,
                                                    1998        1997

Revenues:
  Interest Income                                 $  108,398  $   33,335

       Total Revenues                             $  108,398  $   33,335

Expenses:
   General  and Administrative       - Affiliates                     6,093
7,496
                         - Other                      25,466       7,494

       Total Expenses                             $   31,559  $   14,990


Income from Continuing Operations                     76,839      18,345

Discontinued Operations:
  Income From Health Care Operations                  11,153     109,051

         Total Discontinued Operations                11,153     109,051


Net  Income                                                     $    87,992
$  127,396

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit             $     2.51  $      .60

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                    .36        3.56

Total Income Per $1,000
  Limited Partnership Unit                        $     2.87  $     4.16


Number  of  Limited Partnership Units Outstanding                    30,000
30,000

























                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE THREE MONTHS ENDED

                                                  March 31,    March 31,
                                                    1998        1997

Cash Flows from Operating Activities:
 Net Income                                       $   87,992  $  127,396
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                            0      49,267
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                       (14,024)       8,452
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable        396,041    (185,970)
   (Increase) Decrease in Sale Proceeds Receivable   764,604           0
   (Increase) Decrease in Prepaid Expenses             (397)      21,161
   (Increase) Decrease in Restricted Cash                  0      (3,397)
   Increase (Decrease) in Payable to Related
     Parties                                               0       3,776
   Increase (Decrease) in Payables and Accruals    (198,155)      57,563

     Net Cash Provided by Operating Activities     1,036,061      78,248

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                      0      (6,564)
 (Additions) to Construction in Progress                   0      (4,307)

     Net Cash Used in Investing Activities                 0     (10,871)

Cash Flows from Financing Activities:
 Payments of Mortgage Notes Payable                        0      (8,386)
 Distribution to Partners:
   Limited Partners                              (6,750,000)           0
   General Partner                                         0           0
   Minority Interest                                       0     (15,000)

     Net Cash Used in Financing Activities       (6,750,000)     (23,386)

Increase (Decrease) in Cash and Cash Equivalents (5,713,939)      43,991

Cash and Cash Equivalents at Beginning of Period   7,268,682   2,063,474

Cash and Cash Equivalents at End of Period       $ 1,554,743 $ 2,107,465

Supplemental Disclosure of Cash Flow Information:
 Interest Paid                                   $         0  $   27,404

Non-cash Items:
 Sale of Investment Properties
  Intangible Asset Amortization                            0     388,323
  Total                                          $         0 $   388,323










                The accompanying notes are an integral part
                of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1998

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

     Reclassification

      Certain items in the 1997 financial statements have been reclassified
for   comparative   purposes  to  conform  with  the  financial   statement
presentation used in the 1998 statements.

     Consolidation

       The accompanying consolidated financial statements include the accounts of the company and all of its subsidiaries. Intercompany transactions and balances have been eliminated. Minority interest is accounted for by using the equity method.

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:

     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended March 31, 1998.

     General and Administrative Costs and Fees$    6,093
     Cash Distributions                      $        0

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Interest income increased by $75,063 (125.2%) for the three months ended March 31, 1998, as compared to the same period in 1997, due to increased cash balances in interest bearing accounts.

      General and Administrative - Affiliate expense decreased by $1,403 (18.7%) for the three months ended March 31, 1998, as compared to the same period in 1997 due to the decreased need for senior management involvement as a result of the 1997 sales of the remaining nursing facilities.

      General and Administrative - Other expense increased by $17,972 (139.8%) for the three months ended March 31, 1998, compared to the same period in 1997, due to the elimination of the monthly home office management services cost allocation directly charged to the nursing facilities prior to their sale. The cost allocation was calculated as a percentage of nursing facility revenue.

     Discontinued Operations - Income from Health Care Operations decreased by $97,898 (89.8%) for the three months ended March 31, 1998, as compared to the same period in 1997 due to the sale of the nursing facilities in September and December 1997. As these properties were sold in the last quarter of 1997, future entries to this account category will be representative of audit adjustments.

      Due to the 1997 sale of the nursing facility operations, primary sources of funds for the period ended March 31, 1998, are from accounts receivable collection, interest income and cash reserves.

      In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 months. These sources include cash from cash reserves, accounts receivable collection and interest income.

      Short-term liquidity requirements consist of funds needed to meet commitments for administrative expenses. These short-term needs will be funded by cash at March 31, 1998, plus future interest income and accounts receivable collection.

      The cash balance at March 31, 1998, was $1,554,743. The Partnership had net income of $87,992. After adjusting for changes in operating assets and liabilities, net cash provided by operating activities was $1,036,061. Accounts receivable decreased by $396,041 due to continued collection efforts. Accounts Payable decreased by $198,155 due to the payment of nursing facility obligations. Sale Proceeds Receivable decreased by $764,064 with the January 1998 receipt of proceeds from the December 31, 1997, sale of the Sequim, Washington nursing facility. The net cash used in financing activities was $6,750,000 which is a result of a March 1998 distribution paid to the limited partners.

      Cash distributions to limited partners were discontinued during the first quarter of 1988 but resumed in February 1992. The March 1998 distribution to the limited partners was $6,750,000 (22.5% of the original capital investment of $30,000,000). With the payment of the March 1998 distribution, limited partners in the initial offering have received a 104.4% return of their initial investment. Future distributions will be at a level that is warranted by the plan of liquidation and cash flows of the Partnership.

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