Form 10-Q
period 1998-06-30
CUMBERLAND HEALTHCARE L P I-A
filed 1998-08-13
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004
                                 FORM 10-Q
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1998

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

                                                Number of Units at
        Title of Each Class                       June 30, 1998

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


                        CONSOLIDATED BALANCE SHEETS


                                                    June 30, December 31,
                                                     1998       1997
                                                               (Audited)
  ASSETS

Cash and Cash Equivalents                        $ 2,712,388 $ 7,268,682
Accounts Receivable (Net of Allowance
  of $268,133 and $306,105)                          141,608     671,683
Note Receivable                                            0   1,000,000
Sale Proceeds Receivable                                   0     764,604
Prepaid Expenses                                           0      65,940

       Total Assets                              $ 2,853,996 $ 9,770,909

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                               $   202,635 $   294,664
  Accrued Payroll                                        872     139,566
  Payable to Affiliates                              355,829     355,829
  Minority Interest                                   46,084      57,800
       Total Liabilities                         $   605,420 $   847,859

Partners' Equity:
  Limited Partners (30,000 units outstanding
    at June 30, 1998 and December 31, 1997)      $ 2,268,553 $ 8,944,538
  General Partner                                   (19,977)     (21,488)

       Total Partners' Equity                    $ 2,248,576 $ 8,923,050

       Total Liabilities and Partners' Equity    $ 2,853,996 $ 9,770,909


                The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME

                         FOR THE SIX MONTHS ENDED

                                                  June 30,    June 30,
                                                    1998        1997

Revenues:
  Interest Income                                $   138,036  $   66,150

       Total Revenues                            $   138,036  $   66,150

Expenses:
   General  and Administrative       - Affiliates                    11,182
7,785
                         - Other                      57,263       4,190

       Total Expenses                            $    68,445  $   11,975


Income from Continuing Operations                $    69,591 $   54,175

Discontinued Operations:
  Income From Health Care Operations             $     5,935 $  536,359

         Total Discontinued Operations           $     5,935 $  536,359


Net  Income                                                    $     75,526
$  590,534

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit           $      2.27   $     1.77

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                    .19      17.52

Total Income Per $1,000
  Limited Partnership Unit                       $      2.46 $    19.29


Number  of  Limited Partnership Units Outstanding                    30,000
30,000



                The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME

                        FOR THE THREE MONTHS ENDED

                                                  June 30,    June 30,
                                                    1998        1997

Revenues:
  Interest Income                                $    29,638  $   32,815

       Total Revenues                            $    29,638  $   32,815

Expenses:
   General  and Administrative       - Affiliates                     5,089
289
                         - Other                      31,797      (3,304)

       Total Expenses                            $    36,886  $   (3,015)


Income(Loss) from Continuing Operations         $    (7,248)  $   35,830


Discontinued Operations:
  Income(Loss) From Health Care Operations      $    (5,218)  $  427,308

         Total Discontinued Operations          $    (5,218)  $  427,308


Net Income(Loss)                                $   (12,466)  $  463,138

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit           $      (.24)  $     1.17

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                  (.17)       13.96

Total Income Per $1,000
  Limited Partnership Unit                      $      (.41)  $    15.13


Number  of  Limited Partnership Units Outstanding                    30,000
30,000


                The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE SIX MONTHS ENDED

                                                   June 30,     June 30,
                                                    1998        1997

Cash Flows from Operating Activities:
 Net Income                                       $   75,526  $  590,534
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                            0      98,281
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                         12,128      34,316
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable        530,075    (202,593)
   (Increase) Decrease in Notes Receivable          1,000,000          0
   (Increase) Decrease in Sale Proceeds Receivable   764,604           0
   (Increase) Decrease in Prepaid Expenses            65,940      55,224
   (Increase) Decrease in Restricted Cash                  0      25,932
   Increase (Decrease) in Payable to Related
     Parties                                               0      10,076
   Increase (Decrease) in Payables and Accruals    (230,723)    (183,018)

     Net Cash Provided by Operating Activities     2,217,550    428,752

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                      0     (19,716)
 (Additions) to Construction in Progress                   0      (4,307)

     Net Cash Used in Investing Activities                 0     (24,023)

Cash Flows from Financing Activities:
 Payments of Mortgage Notes Payable                        0     (16,958)
 Distribution to Partners:
   Limited Partners                              (6,750,000)           0
   General Partner                                         0           0
   Minority Interest                                (23,844)     (30,000)

     Net Cash Used in Financing Activities       (6,773,844)     (46,958)

Increase (Decrease) in Cash and Cash Equivalents (4,556,294)     357,771

Cash and Cash Equivalents at Beginning of Period   7,268,682   2,063,474

Cash and Cash Equivalents at End of Period        $2,712,388  $2,421,245

Supplemental Disclosure of Cash Flow Information:
 Interest Paid                                    $        0  $   54,623



                The accompanying notes are an integral part of these consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 1998

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

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:

     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the six months ended June 30, 1998.

     General and Administrative Costs and Fees  $11,182
     Cash Distributions                         $     0

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest income increased by $71,886 (108.7%) for the six months ended June 30, 1998, as compared to the same period in 1997, due to increased cash balances held in interest bearing accounts.

      General and Administrative - Affiliate expense increased by $3,397 (43.6%) for the six months ended June 30, 1998, as compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing facilities it operated. This management fee was
calculated  as  a percentage of the nursing facilities net  revenue.   The
management fee in actuality transferred costs from the General and Administrative - Affiliate expense account to the Resident Services Expenses expense account. In 1998, as a result of the 1997 sale of the nursing facilities, this transfer of costs was eliminated. General and Administrative - Affiliate expense, before the 1997 management fee cost transfer, is $11,182 and $67,056 for 1998 and 1997 respectively. The decrease of $55,874 is due to a decrease in personnel and office space costs as a result of the liquidation of the Partnership.

      General and Administrative - Other expense increased by $53,073 for the six months ended June 30, 1998, compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing facilities it operated. This management fee was calculated as a percentage of the nursing facilities net revenue. The management fee in actuality transferred costs from the General and Administrative - Other expense account to the Resident Services Expenses expense account. In 1998, as a result of the 1997 sale of the nursing facilities, this transfer of costs was eliminated. General and Administrative - Other expense, before the 1997 management fee cost transfer, is $57,263 and $63,461 for 1998 and 1997 respectively. The $6,198 decrease is due to a decrease in audit fees.

     Discontinued Operations - Income from Health Care Operations decreased by $530,424 for the six months ended June 30, 1998, as compared to the same period in 1997 due to the discontinuance of operations in 1997. Current activity is a result of adjustments to 1997 revenue and expense accruals.

      Interest income decreased by $3,177 (9.7%) for the three months ended June 30, 1998, as compared to the same period in 1997, due to decreased cash balances held in interest bearing accounts resulting from the March 1998 cash distribution made to the limited partners.

     General and Administrative - Affiliate expense increased by $4,800 for the three months ended June 30, 1998, as compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing facilities it operated. This management fee was calculated as a percentage of the nursing facilities net revenue. The management fee in actuality transferred costs from the General and Administrative - Affiliate expense account to the Resident Services Expenses expense account. In 1998, as a result of the 1997 sale of the nursing facilities, this transfer of costs was eliminated. General and Administrative - Affiliate expense, before the 1997 management fee cost transfer, is $5,089 and $29,924 for 1998 and 1997 respectively. The decrease of $24,835 is due to a decrease in personnel and office space costs as a result of the liquidation of the Partnership.

      General and Administrative - Other expense increased by $35,101 for the three months ended June 30, 1998, compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing facilities it operated. This management fee was calculated as a percentage of the nursing facilities net revenue. The management fee in actuality transferred costs from the General and Administrative - Other expense account to the Resident Services Expenses expense account. In 1998, as a result of the 1997 sale of the nursing facilities, this transfer of costs was eliminated. General and Administrative -

Other expense, before the 1997 management fee cost transfer, is $31,797 and $26,332 for 1998 and 1997 respectively. The increase of $5,465 is due to an increase in legal and accounting services costs.

     Discontinued Operations - Income from Health Care Operations decreased by $432,526 (101.2%) for the three months ended June 30, 1998, as compared to the same period in 1997 due to the discontinuance of operations. Current activity is a result of adjustments to 1997 revenue and expense accruals.

      Due to the 1997 sale of the nursing facility operations, primary sources of funds for the period ended June 30, 1998, are from accounts receivable collection, interest income and cash reserves.

      In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs for the next 12 months. These sources include cash from cash reserves, accounts receivable collection and interest income.

      Short-term liquidity requirements consist of funds needed to meet commitments for administrative expenses. These short-term needs will be funded by cash at June 30, 1998, plus future interest income and accounts receivable collection.

      The cash balance at June 30, 1998, was $2,712,388. The Partnership had net income of $75,526. After adjusting for changes in operating assets and liabilities, net cash provided by operating activities was $2,217,550. Accounts receivable decreased by $530,075 due to continued collection efforts. Notes receivable decreased by $1,000,000 due to the April 24, 1998, payment received from Life Care Centers of America, Inc. Accounts Payable decreased by $230,723 due to the payment of nursing facility obligations. Sale Proceeds Receivable decreased by $764,604 with the January 1998 receipt of proceeds from the December 31, 1997, sale of the Sequim, Washington nursing facility. The net cash used in financing activities was $6,773,844 which is a result of a March 1998 distribution paid to the limited partners and a second quarter distribution to the minority interest.

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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date: August 13, 1998             By:/s/Fred E. Whaley
                                      President and Director

Date: August 13, 1998             By:/s/ J. Davenport Mosby, III
                                      Vice President and Director