Form 10-Q
period 1998-09-30
CUMBERLAND HEALTHCARE L P I-A
filed 1998-11-13
CIK 790952

15
                    SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON,
                         DC 20549-1004

                                   FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION
                  13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934


                 For the quarter ended September
30, 1998

                     Commission file number    0-
16415

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

                                             Number of Units at
        Title of Each Class                        September
30, 1998

     Units of Limited Partnership
     Interest:  $1,000 per unit                      30,000

There is no public market for the trading of partnership units and therefore no market value can be determined.




              DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1996 Form 10-K, filed with the
            Securities and Exchange Commission on
            June 18, 1998 Parts III and IV - Form S-
            11 Registration Statement
                and all amendments and supplements
                thereto
                              File No 33-
                      4301 CUMBERLAND
                      HEALTHCARE, L.P. I-
                      A
                          (a Limited
                          Partnership)


          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                Page Number Part
I.Financial Information
   Item 1.     Financial Statements

   Consolidated Balance Sheets -
     As of September 30, 1998 and December 31, 1997                   3
   Consolidated Statements of Income -
       For   the   Nine   Months  Ended  September  30,   1998   and   1997
4

   Consolidated Statements of Income -
       For   the   Three  Months  Ended  September  30,   1998   and   1997
5

   Consolidated Statements of Cash Flows -
       For   the   Nine   Months  Ended  September  30,   1998   and   1997
6

   Notes to Consolidated Financial Statements                         7

   Item 2.Management's Discussion and Analysis of Financial
            Condition        and        Results        of        Operations
8 - 9


Part II.Other Information

   Item 6.Exhibits and Reports of Form 8-K                            9







                      CUMBERLAND HEALTHCARE, L.P. I-A
                   (a Limited Partnership)

                 CONSOLIDATED BALANCE SHEETS


                                               September 30,
                                                  December
                                                  31, 1998      1997
                                                               (Audited) ASSETS

Cash and Cash Equivalents                        $ 2,835,481
$ 7,268,682
Accounts Receivable (Net of Allowance
  of $300,832 and $306,105)                           97,815     671,683
Note Receivable                                            0   1,000,000
Sale Proceeds Receivable                                   0     764,604
Prepaid Expenses                                           0      65,940

       Total Assets                              $ 2,933,296
$ 9,770,909

  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                               $   102,739
$    294,664
  Accrued Payroll                                         85     139,566
  Payable to Affiliates                              355,829     355,829
  Minority Interest                                   38,110      57,800
       Total Liabilities                         $   496,763 $   847,859
Partners' Equity:
  Limited Partners (30,000 units outstanding
     at  September 30, 1998 and December 31, 1997)
$  2,452,751 $  8,944,538
  General Partner                                   (16,218)     (21,488)

       Total Partners' Equity                    $ 2,436,533 $

8,923,050

       Total Liabilities and Partners' Equity    $ 2,933,296 $

9,770,909

















































                The accompanying notes are an integral part
                of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE, L.P. I-A
                    (a Limited Partnership)
               CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE NINE MONTHS ENDED
                                               September 30,
                                                   September
                                                   30, 1998
                                                   1997
Revenues:
  Interest Income                                $   177,336  $
103,643
       Total Revenues                            $   177,336  $
103,643
Expenses:
   General  and Administrative       - Affiliates                    14,028
14,591
                         - Other                      74,316      16,609
       Total Expenses                            $    88,344  $
31,200


Income from Continuing Operations                $    88,992 $   72,443

Discontinued Operations:
  Income From Health Care Operations                 174,491
575,216
  Gain on Sale of Assets                         $         0
$2,036,848
         Total Discontinued Operations           $   174,491
$2,612,064
Net  Income
$    263,483
$2,684,507

Income from Continuing Operations
  Per $1,000 Limited Partnership Unit           $      2.91   $
2.37

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                   5.70
85.32

Total Income Per $1,000
  Limited Partnership Unit                       $      8.61 $
87.69


Number  of  Limited Partnership Units Outstanding



30,000 30,000



















                The accompanying notes are an integral part of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE, L.P. I-A
                    (a Limited Partnership)

               CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE THREE MONTHS ENDED

                                               September 30,
                                                   September
                                                   30, 1998
                                                   1997

Revenues:
  Interest Income                                $    39,300  $
37,493

       Total Revenues                            $    39,300  $
37,493

Expenses:
   General  and Administrative       - Affiliates
2,846 6,806
                         - Other                      17,053
12,419

       Total Expenses                            $    19,899  $
19,225


Income(Loss) from Continuing Operations          $    19,401  $
18,268
Discontinued Operations:
  Income(Loss) From Health Care Operations           168,556
38,857
  Gain on Sale of Assets                         $         0
$2,036,848
         Total Discontinued Operations           $   168,556
$2,075,705
Net Income(Loss)                                 $   187,957
$2,093,973
Income from Continuing Operations
  Per $1,000 Limited Partnership Unit            $       .63  $
 .60

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                   5.51
67.80

Total Income Per $1,000
  Limited Partnership Unit                       $      6.14  $
68.40


Number  of  Limited Partnership Units Outstanding
30,000
30,000

















                The accompanying notes are an integral part
                of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE, L.P. I-A
                    (a Limited Partnership)
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED
                                                   September
30,  September 30,
                                                    1998
1997
Cash Flows from Operating Activities:
  Net Income                                       $  263,483
                          $2,684,507
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                            0
145,343
  Gain on Sale of Assets                                   0
(2,036,848)
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                          2,154
57,828
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable        573,868
(300,487)
   (Increase) Decrease in Notes Receivable          1,000,000
0
   (Increase) Decrease in Sale Proceeds Receivable   764,604
(4,992,507)
   (Increase) Decrease in Prepaid Expenses            65,940      38,997
   (Increase) Decrease in Restricted Cash                  0      23,757
   Increase (Decrease) in Payable to Related
     Parties                                               0      16,376
   Increase (Decrease) in Payables and Accruals    (331,406)      51,316

     Net Cash Provided by Operating Activities     2,338,643
(4,311,718)

Cash Flows from Investing Activities:
 (Additions) to Investment Properties                      0     (27,794)
 (Additions) to Construction in Progress                   0      (4,307)
  Sale of Investment Properties                             0
                           4,946,014

     Net Cash Used in Investing Activities                 0
4,913,913

Cash Flows from Financing Activities:
  Payments of Mortgage Notes Payable                        0
                           (25,718)
 Distribution to Partners:
   Limited Partners                              (6,750,000)           0
   General Partner                                         0           0
   Minority Interest                                (21,844)     (65,000)

     Net Cash Used in Financing Activities       (6,771,844)     (90,718)

Increase (Decrease) in Cash and Cash Equivalents (4,433,201)     511,477

Cash and Cash Equivalents at Beginning of Period   7,268,682
2,063,474 Cash and Cash Equivalents at End of Period
$2,835,481  $2,574,951 Supplemental Disclosure of Cash Flow
Information:
Interest Paid                                    $        0  $
                            81,654

Non-Cash Items:
  Depreciation - Discontinued Health Care Operations
$         0
$   69,306






                The accompanying notes are an integral part of these consolidated financial statements.
                      CUMBERLAND HEALTHCARE,
                      L.P. I-A
                          (a Limited

Partnership)

                NOTES TO CONSOLIDATED

                            FINANCIAL

                            STATEMENTS

                            SEPTEMBER 30, 1998

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

     Consolidation

       The accompanying consolidated financial statements include the accounts of the company and all of its
subsidiaries.   Intercompany transactions  and  balances  have
been eliminated.   Minority  interest  is accounted for by
using the equity method.
NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:
     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the nine months ended September 30, 1998.
     General and Administrative Costs and Fees  $14,028
     Cash Distributions



$     0



                      CUMBERLAND
                          HEALTHCARE, L.P.
                          I-A (a Limited
                          Partnership)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Interest income increased by $73,693 (71.1%) for the nine months ended September 30, 1998, as compared to the same period in 1997, due to increased cash balances held in interest bearing accounts.
      General and Administrative - Affiliate expense decreased by $563 (3.9%) for the nine months ended September 30, 1998, as compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing facilities it operated. This management fee in actuality transferred costs from the General and Administrative - Affiliate expense account to the Resident
Services Expenses expense  account.   In 1998, as a result of
the 1997 sale of the nursing facilities, this transfer of costs was discontinued. General and Administrative - Affiliate expense, before the 1997 management fee cost transfer, is $14,028 and $99,616 for 1998 and 1997, respectively. The decrease of $85,588 is due to a decrease in personnel and office space costs as a result of the liquidation of the Partnership.
      General and Administrative - Other expense increased by $57,707 (347.4%) for the nine months ended September 30, 1998, as compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing facilities it operated. This management fee was calculated as a percentage of the nursing facilities' net revenue. The management fee in actuality transferred costs from the General and Administrative - Other expense account to the
Resident Services  Expenses expense  account.   In 1998, as a
result of the 1997 sale  of  the  nursing facilities,   this
transfer  of  costs  was  discontinued.
General        and
Administrative  -  Other  expense, before  the  1997
management fee cost transfer, is $74,316 and $94,818 for 1998 and 1997, respectively.
The
$20,502 decrease is due to a decrease in audit, accounting and legal fees.

     Discontinued Operations - Income from Health Care
Operations decreased by  $400,725  (69.6%)  for the nine months ended  September  30,  1998,  as compared  to  the  same
period  in 1997,  due  to  the  discontinuance  of operations in 1997.  Current activity is a result of adjustments  to  1997 revenue and expense accruals.
      Gain  on  Sale of Assets decreased by $2,036,848 (100%)
for the  nine months  ended September 30, 1998, as compared to the same period  in  1997, due  to  the  September 1997 sale of the Partnership's Southern  California properties.
      Interest income increased by $1,807 (4.8%) for the three
months ended September  30,  1998,  as  compared to the same period  in  1997,  due  to increased cash balances held in
interest bearing accounts.
      General  and Administrative - Affiliate expense decreased
by  $3,960 (58.1%) for the three months ended September 30,
1998, as compared  to  the same period in 1997.  In 1997, the home office charged a management fee  to the  California
nursing facilities it operated. This  management  fee  was
calculated  as  a  percentage of the nursing facilities' net revenue.  The management  fee  in  actuality  transferred
costs  from  the  General  and Administrative  -   Affiliate
expense account  to  the  Resident  Services Expenses  expense account.  In 1998, as a result of the 1997  sale  of  the
nursing  facilities, this transfer of costs was discontinued.
General  and Administrative  -  Affiliate expense, before the
1997 management  fee  cost transfer,  is  $2,846  and  $32,560
for 1998 and  1997  respectively.                                  The
decrease of $29,714 is due to a decrease in personnel and office space costs as a result of the liquidation of the Partnership.

     General and Administrative - Other expense increased by $4,634 (37.3%) for the three months ended September 30, 1998, as compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing
facilities  it  operated.   This  management  fee  was
calculated  as  a percentage of the nursing facilities' net
revenue.       The
management fee in actuality transferred costs from the General and Administrative - Other expense account to the
Resident Services  Expenses expense  account.   In 1998, as a
result of the 1997 sale  of  the  nursing facilities,   this
transfer  of  costs  was  discontinued.
General        and
Administrative  -  Other  expense, before  the  1997
management fee cost transfer, is $17,053 and $31,357 for 1998 and 1997, respectively.
The
decrease of $14,304 is due to a decrease in auditing, accounting and legal fees.





                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited
                  Partnership) MANAGEMENT'S
                  DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS
                                (continued)


     Discontinued Operations - Income from Health Care
Operations increased
by  $129,699  (333.8%) for the three months ended September
30, 1998, as compared to the same period in 1997, due to receiving $202,643 from Columbia Corporation in July 1998 as payment in full for the interest bearing note issued to the Partnership in 1993 which was part of Columbia Corporation's bankruptcy settlement.
      Gain on Sale of Assets decreased by $2,036,848 (100%) for the three months ended September 30, 1998, as compared to the same period in 1997, due to the September 1997 sale of the Partnership's Southern California properties.
      Due to the 1997 sale of the nursing facility operations, primary sources of funds for the period ended September 30, 1998, are from accounts receivable collection, interest income and cash reserves.
      In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the
Partnership's  capital  resources.    The
resources will be sufficient to meet the Partnership's needs
for  the  next 12  months.   These  sources  include cash  from
cash reserves, accounts receivable collection and interest income.

      Short-term liquidity requirements consist of funds needed to meet commitments for administrative expenses.
These short-term needs will be funded by cash reserves at September 30, 1998, plus future interest income.

       The  cash  balance  at  September  30,  1998,  is
$2,835,481.                     The
Partnership had net income of $263,483. After adjusting for changes in operating assets and liabilities, net cash provided by operating activities is $2,338,643. Accounts receivable decreased by $573,868 due to continued collection efforts. Notes receivable decreased by $1,000,000 due to the April 1998, payment received from Life Care Centers of America, Inc. Sales Proceeds Receivable decreased by $764,604 due to the January 1998 receipt of the sale proceeds for the December
1997 sale of the Sequim, Washington facility.   Accounts
Payable decreased by $331,406 due to the payment of nursing facility obligations. The net cash used in financing activities is $6,771,844 which is a result of the March 1998 distribution paid to the limited partners and the second quarter distribution paid to the minority interest.

      Cash  distributions to limited partners were discontinued
during  the first                quarter  of  1988  but resumed
in February  1992.   The  March  1998
distribution to the limited partners was $6,750,000 (22.5% of the original capital investment of $30,000,000). On October 12, 1998, a $2,100,000 distribution was declared to be
issued to the limited partners.   With  the payment of this
distribution on October 27, 1998, limited partners in the initial offering have received 111.4% return of their initial investment. Future distributions will be at a level that is warranted by the plan of liquidation.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits filed with this Report - None
                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                                 CUMBERLAND HEALTHCARE, L.P. I-
A
                                 By:  Medical Investments
Partners
                                 By:  RJ Health Properties,
Inc.
                                      Managing
General Partner

ATTEST:

Date:                                 By:
                                      Fred E. Whaley
                                      President and
                                      Director

Date:                                 By:
                                      J. Davenport
                                      Mosby, III
Vice President and Director