Form 10-K
period 1998-12-31
CUMBERLAND HEALTHCARE L P I-A
filed 1999-04-15
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended   December 31, 1998

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

Number of shares outstanding of each of Registrant's classes of securities:
                                                Number of Units
        Title of Each Class                  at December 31, 1998
     Units of Limited Partnership
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

Termination and Dissolution of the Partnership

    On May 8, 1996, the limited partners approved a plan of liquidation pursuant to which the Partnership will be dissolved and its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement and its assets be liquidated with the proceeds of such liquidation to be expended and distributed as required by the Limited Partnership Agreement. All operating assets of the Partnership have been liquidated, and the non-operating assets should be converted to liquid assets during 1999. Upon distribution of all of the assets of the Partnership, the Partnership will be terminated.

Nursing Home Operations

    The Partnership owns 99% of Cumberland Healthcare, L.P. I-C which leased the Hillcrest Care Center to Arbor Health Care Company ("Arbor"). The General Partner owns the remaining 1% of Cumberland Healthcare, L.P. I-
C. Arbor had an option to purchase the facility which became effective February 1, 1995, and terminated February 1, 1997, at an amount determined according to the lease agreement. Arbor exercised its option to purchase Hillcrest Care Center and on September 20, 1996, the purchase was closed with the payment of $5,750,000 by Arbor to Cumberland Healthcare, L.P. I-C. As a result of the sale of the facility to Arbor, Cumberland Healthcare, L.P. I-C was liquidated in 1998.

    The Partnership leased Bel Tooren, Imperial, La Habra, Mirada Hills, Northwalk, Rimrock and Sun City (collectively the "LCCA Homes") to Life Care Centers of America ("LCCA"). The Partnership entered into an agreement with LCCA on August 4, 1995 (the "Purchase Agreement") pursuant to which LCCA agreed to purchase the seven nursing facilities located in California for a purchase price of $17,900,000. The Purchase Agreement required the purchase price to be paid by LCCA as follows:

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

    On September 30, 1997, the Partnership closed on a purchase agreement with Premier Management Company (Premier) whereby Premier purchased Pacific Palms (Norwalk, California) and Paramount Chateau (Paramount, California) for $5,050,000. On December 31, 1997, the Partnership closed on a purchase agreement with Public Hospital District No. 2 (the hospital) whereby the hospital purchased Olympic Healthcare (Sequim, Washington) for $2,800,000.

Item 2. Properties

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1998.

PART II
Item 5.  Market for the Registrant's Securities and Related Security Holder
        Matters

(a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

(b)  Approximate number of Equity Security Holders:

                                          Number of Record Holders
    Title of Class                         as of December 31, 1998
   ---------------                        ------------------------
Units of Limited Partnership Interest                1,940
General Partner Interest                                 1

    No Limited Partner owns more than 5% of the Units. The General Partner Interest is owned by Medical Investments Partners, The Raymond James Financial Center, 880 Carillon Parkway, St. Petersburg, Florida 33716.

(c) Total Units of Limited Partnership (1,000 units)           30,000
    Total Units Outstanding ($1,000 per unit)                  30,000

                                             1998    1997        1996
Distributions to Limited Partners       $8,850,000   None   $18,150,000
Distributions to General Partner              None   None        37,620

    The distributions for 1998 and 1996 represent return of capital on a GAAP basis.

Item 6.  Selected Financial Data

                          1998      1997      1996        1995        1994
Total Revenues     $    195,027    199,361   269,390     62,825      37,086
Net Income(1)      $     15,339    149,699   138,294    (57,976)    (73,326)
Total Assets       $    912,473  9,770,909 9,392,809 22,181,442  22,618,448
Mortgage Notes
  Payable          $          0          0 1,256,214  7,946,917   8,782,497
Distributions to
  Limited Partners
  Per Partnership
  Unit             $     295.00          0    605.00      50.00       35.00
Net Income(1)
  Per Unit                 $.50      $4.89     $4.52     $(1.89)     $(2.40)

(1) Net Income and Net Income Per Unit does not include income from discontinued operations.

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditors' opinion included elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Continuing Operations:

     Interest income decreased by $4,334 (2.2%) for the year ended December 31, 1998, as compared to the same period in 1997, due to decreased average cash balances in interest bearing accounts as a result of the distributions issued on March 31, 1998, and October 27, 1998. Interest income decreased by $70,029 (26%) for the year ended December 31, 1997, compared to the same period in 1996, due to decreased average cash balances in interest bearing accounts as a result of the distributions issued for the LCCA and Arbor sale proceeds.

     General and Administrative - Affiliate expense increased by $72,635 for the year ended December 31, 1998, compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing facilities it operated. This management fee in actuality transferred costs from the General and Administrative - Affiliate expense account to the Resident Services Expenses expense account. In 1998, as a result of the 1997 sale of the nursing facilities, this transfer of costs was discontinued. General and Administrative - Affiliate expense, before the 1997 management fee cost transfer, is $77,818 and $99,616 for 1998 and 1997 respectively. The decrease of $21,798 is due to a decrease in personnel and office space costs as a result of the termination of the Partnership. General and Administrative - Affiliate expenses decreased by $54,744 (91.4%) for the year ended December 31, 1997, compared to the same period in 1996, due to decreased senior management involvement resulting from the 1996 sale of eight of the Partnership's nursing facilities.

     General and Administrative - Other expense increased by $57,391 (129%) for the year ended December 31, 1998, compared to the same period in 1997. In 1997, the home office charged a management fee to the California nursing facilities it operated. This management fee was calculated as a percentage of the nursing facilities' net revenue. The management fee in actuality transferred costs from the General and Administrative - Other expense account to the Resident Services Expenses expense account. In 1998, as a result of the 1997 sale of the nursing facilities, this transfer of costs was discontinued. General and Administrative - Other expense, before the 1997 management fee cost transfer, is $101,870 and $94,818 for 1998 and 1997 respectively. The $7,052 increase is due to an increase in legal and accounting fees. General and Administrative - Other expenses decreased by $26,690 (37.5%) for the year ended December 31, 1997, compared to the same period in 1996, due to an increase in the percentage of travel and overhead of affiliates directly related to and allocated to resident services expenses.

     As a result of the above revenue and expense items, the Partnership had $15,339, $149,699 and $138,294 net income from continuing operations for the years 1998, 1997 and 1996 respectively. Inflation and changing prices have not had a material impact on net revenues and expenses from continuing operations over the past three years.

Discontinued Operations:

     Income from Real Estate Rental Operations has no activity to compare for the year ended December 31, 1998. The decrease of $696,600 for the year ended December 31, 1997, as compared to the same period in 1996 is due to the May 29, 1996, sale of seven rental property nursing facilities to LCCA, the September 20, 1996, sale of one rental property nursing facility to Arbor and the transfer of the Norwalk, California nursing facility from a rental operation to a health care operation.

     Income from Health Care Operations has income of $315,818 for the year ended December 31, 1998. This income, in most part, is a result of a $146,988 Medicare cost report settlement, a $206,946 Columbia Corporation bankruptcy note settlement, a $21,634 insurance payment and miscellaneous prior period adjustments. The $318,556 decrease in income for December 31, 1997, as compared to the same period in 1996, is due to the 1997 sale of the Partnership's operated nursing facilities.

     Gain on Sale of Assets has no activity for the year ended December 31, 1998 due to the sale of the Partnership's last remaining nursing facility on December 31, 1997. The December 31, 1997, gain of $2,440,210 is a result of the September 30, 1997, sale of the Paramount and Norwalk, California nursing facilities to Premier and the December 31, 1997, sale of the Sequim, Washington nursing facility to the hospital. The December 31, 1996, gain of $9,732,487 is a result of the May 29, 1996, sale of seven California nursing facilities to LCCA and the September 20, 1996, sale of one nursing facility to Arbor.

     Lease Termination Settlement has no activity for the year ended December 31, 1998. The December 31, 1996 income of $1,293,464 is a result of a lease termination settlement received from FHP, Inc. relative to the nursing facility located in Norwalk, California.

     As a result of the above items, the Partnership had $315,818, $2,623,371 and $12,224,268 income from discontinued operations for the years ended December 31, 1998, 1997 and 1996 respectively.

Net Income

     As a result of the above revenue and expense items, the Partnership had net income of $331,157, $2,773,070 and $12,362,562 for the years ended December 31, 1998, 1997 and 1996 respectively. Inflation and changing prices have not had a material impact on net revenues and losses from continuing operations over the past three years.

LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of funds for the periods ending December 31, 1998, 1997 and 1996 were rental income, revenues from nursing home operations, prepayment of the FHP lease and proceeds from the sale of assets. These funds were used to pay nursing home expenses, pay recurring debt service, make cash distributions to partners and reduce the amount of outstanding indebtedness. Effective December 31, 1997, the Partnership has no ownership interest in any properties.

     Short-term liquidity requirements consist of funds needed to meet commitments for administrative expenses. These short term needs will be funded by cash at December 31, 1998, plus interest income.

     In the opinion of the General Partner, the Partnership has sufficient funds or sources of funds to remain liquid for the next 12 - 24 months. The General Partner is not aware of any trends that may significantly affect the Partnership's liquidity.

     The cash balance at December 31, 1998, was $847,374. The Partnership had net income of $331,157. After adjusting for changes in operating assets and liabilities, net cash provided by operating activities was $2,452,536. The net cash used in financing activities was $8,873,844 consisting of distributions to limited partners and minority interest. Significant changes to the balance sheet which affected the cash flow of the Partnership for 1998 are primarily due to the collection of the $1,000,000 LCCA note receivable, the collection of the December 31, 1997, sale proceeds and collection of trade accounts receivable. Payables and accruals decreased by $370,428 primarily due to the 1997 sale of the nursing facilities resulting in the payoff of their respective accrued expenses.

     Cash distributions to Limited Partners were discontinued during the first quarter of 1988 and resumed in February 1992. The February 1996 distribution to the Limited Partners was $750,000 (2.5% of the original capital of $30,000,.000). The July 1996 distribution to the Limited Partners was $13,200,000 (44% of the original capital of $30,000,000). The December 1996 distribution to the Limited Partners was $4,200,000 (14% of the original capital of $30,000,000). There were no distributions issued in 1997. The 1998 distributions totaled $8,850,000 (29.5% of the original capital of $30,000,000). The 1998 distributions were issued in two payments. The first payment was issued March 31, 1998, for $6,750,000 (22.5% of original capital of $30,000,000). The second payment was issued October 27, 1998, for $2,100,000 (7% of original capital of $30,000,000).
Future distributions will be issued for the liquidation of the Partnership.

Item 8.  Financial Statements and Supplementary Data
INDEPENDENT AUDITOR'S REPORT


To the Partners of
  Cumberland Healthcare, L.P. I-A

     We have audited the accompanying consolidated balance sheets of Cumberland Healthcare, L.P. I-A (a Delaware Limited Partnership) as of December 31, 1998 and 1997, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Healthcare, L.P. I-A as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As more fully discussed in Note 10, the Partnership discontinued the leasing and health care segments of its operations. Historically, assets and operations of the leasing and health care segments have represented a substantial portion of the Partnership's total assets and results of operations.

     As more fully disclosed in Note 11, the Partners have approved a plan of dissolution of the Partnership.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under
Item 14 in the index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


SPENCE, MARSTON, BUNCH, MORRIS & CO.
Certified Public Accountants

Clearwater, Florida
April 6, 1999

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                        CONSOLIDATED BALANCE SHEETS


                                                DECEMBER 31,  DECEMBER 31,
                                                    1998         1997
                                                ------------  ------------
  ASSETS

Cash and Cash Equivalents                        $  847,374  $ 7,268,682
Accounts Receivable (Net of Allowance
  of $0 and $306,105)                                65,099      671,683
Note Receivable                                           0    1,000,000
Sale Proceeds Receivable                                  0      764,604
Prepaid Expenses                                          0       65,940
                                                 ----------  -----------
       Total Assets                              $  912,473  $ 9,770,909
                                                 ==========  ===========


  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                               $   63,802  $   294,664
  Accrued Payroll                                         0      139,566
  Payable to Related Parties - Affiliates           415,829      355,829
  Minority Interest                                  28,635       57,800
                                                 ----------  -----------
       Total Liabilities                            508,266      847,859
                                                 ----------  -----------

Partners' Equity:
  Limited Partners (30,000 units outstanding
     at December 31, 1998 and 1997)                 419,072    8,944,538
  General Partner                                   (14,865)     (21,488)
                                                 ----------  -----------
       Total Partners' Equity                       404,207    8,923,050
                                                 ----------  -----------
       Total Liabilities and Partners' Equity    $  912,473  $ 9,770,909
                                                 ==========  ===========








                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                     CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE YEARS ENDED

                                    DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                       1998         1997         1996
                                   -----------   -----------  ------------
Revenues:
  Interest Income                  $   195,027   $  199,361   $  269,390
                                   -----------   ----------   ----------
     Total Revenues                    195,027      199,361      269,390
                                   -----------   ----------   ----------
Expenses:
  General and Administrative
                - Affiliates            77,818        5,183       59,927
                - Other                101,870       44,479       71,169
                                   -----------   ----------   ----------
       Total Expenses                  179,688       49,662      131,096
                                   -----------   ----------   ----------
Income From Continuing Operations       15,339      149,699      138,294
                                   -----------   ----------   ----------
Discontinued Operations:
  Income from Real Estate
   Rental Operations                         0            0      696,600
  Income From Health
   Care Operations                     315,818       183,161     501,717
  Gain on Sale of Assets                     0     2,440,210   9,732,487
  Lease Termination Settlement               0             0   1,293,464
                                   -----------   -----------   ---------
Income from Discontinued
 Operations                            315,818     2,623,371  12,224,268
                                   -----------   -----------  ----------
Net Income                         $   331,157   $ 2,773,070 $12,362,562
                                   ===========   =========== ===========
Income from Continuing Operations
  Per $1,000 Limited
   Partnership Unit                $       .50   $      4.89 $      4.52

Income from Discontinued
 Operations Per $1,000
 Limited Partnership Unit                10.32         85.70      399.32
                                   ===========   =========== ===========
Total Income Per $1,000
  Limited Partnership Unit         $     10.82   $     90.59 $    403.84
                                   ===========   =========== ===========
Number of Limited Partnership
 Units Outstanding                      30,000        30,000      30,000
                                   ===========   =========== ===========




                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                      Limited       General     Total
                                     Partners'     Partner's   Partners'
                                      Equity        Deficit     Equity
                                    ----------- -----------  -----------
  Balance at December 31, 1995      $12,261,618 $  (286,580) $11,975,038

Net Income - 1996                    12,115,311      247,251  12,362,562

Distribution                        (18,150,000)    (37,620) (18,187,620)
                                    ----------- -----------  -----------
  Balance at December 31, 1996      $ 6,226,929 $   (76,949) $ 6,149,980

Net Income - 1997                     2,717,609       55,461   2,773,070

Distribution                                  0            0           0
                                    ----------- ------------ -----------
  Balance at December 31, 1997      $ 8,944,538 $   (21,488) $ 8,923,050

Net Income - 1998                       324,534        6,623     331,157

Distribution                         (8,850,000)           0  (8,850,000)
                                    ----------- ------------  ----------
   Balance at December 31, 1998     $   419,072  $   (14,865)$   404,207
                                    ===========  =========== ===========







                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED


                                       December 31,  December 31, December 31,
                                          1998         1997          1996
                                       ------------  ------------ -----------
Cash Flows from Operating Activities:
 Net Income                              $ 331,157 $ 2,773,070 $12,362,562
Adjustments to Reconcile Net
Income to Net Cash Provided
by Operating Activities:
  Depreciation and Amortization                  0     194,224     487,456
  Minority Interest in Net Income (Loss)    (5,321)    229,477      83,019
  Gain on Sale of Assets                         0  (2,440,210) (9,732,487)
  Changes in Operating
    Assets and Liabilities:
   (Increase) Decrease in
    Accounts Receivabl                     606,584      47,089     (13,261)
     (Increase) Decrease in
    Prepaid Expenses                        65,940      53,931     (45,190)
   Increase (Decrease) in
    Payable to Related Parties              60,000      16,376     (18,000)
   Increase (Decrease) in
    Payables and Accruals                 (370,428)   (530,005)   (262,341)
                                         ---------   ---------   ---------
    Net Cash Provided by (Used In)
       Operating Activities                687,932     343,952   2,861,758
                                         ---------   ---------   ---------
Cash Flows from Investing Activities:
 (Additions) to Investment Properties            0     (27,794)   (112,952)
 (Increase) Decrease in
  Notes Receivable                       1,000,000      67,059      (7,787)
 (Increase) Decrease
  Sale Proceeds Receivable                 764,604    (764,604)          0
  Sale of Investment Properties                  0   7,697,413  21,389,981
                                         ---------   ---------  ----------
     Net Cash Provided by (Used in)
       Investing Activities              1,764,604   6,972,074  21,269,242
                                         ---------   ---------  ----------
Cash Flows from Financing Activities:
 Payments of Mortgage Notes Payable              0  (1,256,214) (5,430,984)
 Distribution to Partners:
   Limited Partners                     (8,850,000)          0 (18,150,000)
   General Partner                               0           0     (37,620)
   Minority Interest                       (23,844)   (854,604)    (75,550)
                                         ---------   ---------  ----------
     Net Cash (Used in) Financing
       Activities                       (8,873,844) (2,110,818)(23,694,154)
                                         ---------   ---------  ----------
Increase (Decrease) in
 Cash and Cash Equivalents              (6,421,308)  5,205,208     436,846

Cash and Cash Equivalents
 at Beginning of Year                    7,268,682   2,063,474   1,626,628
                                         ---------   ---------   ---------
Cash and Cash Equivalents
 at End of Year                        $   847,374  $7,268,682  $2,063,474
                                       ===========  ==========  ==========

Supplemental Disclosure of
 Cash Flow Information:
 Interest Paid                         $         0 $  117,090   $  475,402
                                       =========== ==========   ==========
See Note 7 for Non-Cash Investing and Financing Activities





                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998

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

     These consolidated financial statements include the accounts of additional limited partnerships in which the Partnership is a 99% Limited Partner. Detailed information as to the consolidated entities is as follows:

                              Net Book Value               Income/Loss
                              of Investment     Net          Sharing
                    General   Properties at   Income    Limited  General
Partnership Name    Partners    12/31/98      (Loss)   Partners  Partners
----------------    --------  -------------   -------  --------  --------
Cumberland Health-
carecare, L.P. I-A  Medical
                    Investments  $       0    $333,737      N/A       N/A
                    Partners

Cumberland Health-
care, L.P. I-B *   Medical
                   Investments           0      (5,322)      99%        1%
                   Partners &
                   Olympic Health
                   Services, Inc.

Cumberland Health-
care, L.P. I-C     Medical
                   Investments           0       2,742       99%        1%
                   Partners
                                ----------     --------
                     Total      $        0     $331,157
                                ==========     ========
* A 50% interest was sold to Olympic Health Services, Inc. and William Littlejohn effective January 1, 1993.

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

    The Partnership's receivables are related to medical services and are primarily due from a federal agency in Washington state and are not collateralized.

    The Partnership maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 requires disclosure regardless of the degree of risk.

    Medicare/Medicaid Settlements

    The Partnership recorded a $57,462 Medicare cost report settlement receivable for the year ended December 31, 1998. This receivable relates to the estimated amount due the Partnership for the Olympic Healthcare 1998 cost report settlement. The accounts payable for third party settlements was $100,000 for the years ended December 31, 1997 and 1996.

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

Reclassification

    Certain items in the 1997 and 1996 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1998 statements.


NOTE 3 - RELATED PARTY TRANSACTIONS:

    The General Partner manages the operations of the Partnership's investment properties and is entitled to a property management fee equal to 1.25% of gross lease payments received by the Partnership. This amounted to $0, $0 and $17,391 for 1998, 1997 and 1996 respectively.

    The General Partner is reimbursed for general and administrative costs on an accountable basis. The General Partner's reimbursable costs were $6,581, $3,521 and $42,881 for 1998, 1997 and 1996 respectively.
Affiliates of the General Partner are reimbursed for direct costs incurred on behalf of the Partnership. Direct reimbursable costs amounted to $11,237, $704 and $7,946 for 1998, 1997 and 1996 respectively. These costs are included in the Consolidated Statements of Income.

    The General Partner is reimbursed a general and administration fee of up to .5% of the Partnership's aggregate capital contributions on an annual
basis for certain expenses incurred on behalf of the Partnership.   The
General Partner's reimbursable expenses were $60,000, $958 and $9,100 for 1998, 1997 and 1996 respectively. These expenses are accrued but not paid and are included in the Consolidated Statements of Income.

    As of December 31, 1998, 1997 and 1996, the amounts payable to the General Partner and affiliates for the above items are $415,829, $355,829 and $336,929 respectively. The payable is non-interest bearing, unsecured and payable on demand.


NOTE 4 -NOTES RECEIVABLE:

    The notes receivable was recorded at its face value. The note was a promissory note with a maturity date of May 29, 2001, secured by the personal guarantee of the principal shareholder of Life Care Centers of America, Inc. Interest accrued at the rate of 10% per annum and was payable monthly at the rate of 5% per annum. The unpaid interest accrued. If the Partnership exercised its right to demand payment before the maturity date, the 5% accrued interest would be canceled. On February 28, 1998, notice for demand of payment was given to Life Care Centers of America, Inc. Payment was received on April 24, 1998.

NOTE 5 - LEASES AND INVESTMENT PROPERTIES:

    Leases

    The Partnership leased Hillcrest Care Center to Arbor Health Care Company ("Arbor"). The lessee had an option to purchase the facility which became effective February 1, 1995 and terminated February 1, 1997, at an amount determined according to the lease agreement. Arbor exercised its option to purchase Hillcrest Care Center. On September 20, 1996, the purchase was closed with the payment of $5,750,000 by Arbor to Cumberland Healthcare I-C. As a result of the purchase by Arbor, Cumberland Healthcare, L.P. I-C liquidated in 1998.

    The Partnership leased Bel Tooren, Imperial, La Habra, Mirada Hills, Northwalk, Rimrock and Sun City to Life Care Centers of America ("LCCA"). The Partnership entered into an agreement with LCCA on August 4, 1995 (the "Purchase Agreement") pursuant to which LCCA agreed to purchase the seven nursing facilities located in California for a purchase price of $17,900,000.

The Purchase Agreement required the purchase price to be paid by LCCA as follows:

(a) LCCA would assume the indebtedness secured by a mortgage on the Rimrock facility.
(b) LCCA would deliver a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership (the "LCCA Note"). The LCCA Note would mature on the fifth anniversary of its issuance but could be accelerated at the option of the Partnership at the end of 1997. A portion of the accrued interest would be payable monthly and the balance would be due on the maturity of the LCCA Note. However, if the Partnership exercised its right to call the LCCA Note after 1997, the accrued interest which would otherwise be due at maturity would be canceled; and
(c) The balance of the purchase price would be paid in cash at closing by federal funds wire transfer to the Partnership.

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

    Due to the sale of the Partnership's leased properties and consummation of the Lease Termination Agreement, there is no future rental income to report on non-cancelable leases.

Rental Income Included in Discontinued Operations

                    1998             1997             1996
               -----------      -----------     ------------
Contingent     $         0      $         0     $    118,577
Guaranteed               0                0        1,311,626
               -----------      -----------     ------------
Total          $         0      $         0     $  1,430,203
               ===========      ===========     ============

    Until its sale on December 31, 1997, the Partnership continued to operate Olympic Healthcare Center pursuant to a management contract with a third party operator. Until its sale on September 30, 1997, Paramount Chateau was being managed under an employment contract with a third party operator. As a result of the FHP lease termination and until its sale on September 30, 1997, the Partnership operated Pacific Palms Skilled Nursing f/k/a FHP-Norwalk.

    Investment Properties

    The Partnership has not owned any properties or had interests in any properties since December 31,1997.

NOTE 6 - TAXABLE INCOME:

   The financial statements of the Partnership and the Partnership tax returns are prepared on the accrual basis. The following is a reconciliation between net income per the financial statements and Partnership net income for tax purposes:

                                  1998        1997        1996
                              -----------  ---------- -----------
Net income per financial
  statements                  $   331,157  $2,773,070 $12,362,562
Tax depreciation and amortization
  in excess of book depreciation        0     (69,140)   (265,398)
Gain on sale of Assets                  0     228,831   2,025,263
Bad debt deduction for tax in
  excess of book                 (281,917)          0           0
Other Adjustments                  30,105      67,965     176,393
                              -----------  ----------  ----------
Partnership income (loss) for
  tax purposes                $    79,345  $3,000,726 $14,298,820
                              ===========  ========== ===========

NOTE 7- ADDITIONAL CASH FLOW INFORMATION:

    The Partnership's non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 were as follows:

    December 31, 1998:                                              None

    December 31, 1997:
      Intangible Asset Amortization                          $   388,323

    December 31, 1996:
      Notes Receivable                                       $ 1,000,000
      Assumed Mortgage                                         1,259,719
      Construction in Progress Paid in Prior Year
        Transferred to Investment Property in 1996                74,324

NOTE 8 - LEGAL PROCEEDINGS:

    The General Partner is not aware of any uninsured open claims that have been filed against the Partnership. Therefore, no provision has been made in the accompanying financial statements.

NOTE 9 - DISTRIBUTIONS:

    The 1998 cash distributions to limited partners were $8,850,000 (29.5% of capital contributions). There were no distributions made to limited partners in 1997. The 1996 cash distributions to limited partners were $18,150,000 (60.5% of capital contributions) and for 1995 totaled $1,500,000 (5% of capital contributions). The 1996 distributions represented a return of capital. Future distributions will be issued for the liquidation of the Partnership.


Note 10 - DISCONTINUED OPERATIONS:

    As a result of the Partnership's 1996 discontinuance of the leasing segment of its operations, the real estate rental revenues from discontinued operations were $0, $0 and $1,990,064 for the years ended December 31, 1998, 1997 and 1996 respectively. As a result of the 1997 property sales and the Partnership's discontinuance of the health care segment of its operations, the health care operations revenues from discontinued operations were $315,818, $183,161 and $501,717 for the years ended December 31, 1998, 1997 and 1996 respectively.

     The income statement for the year ended December 31, 1996 has been restated to reclassify the operating results of the leasing and health care segments to discontinued operations.


Note 11 - TERMINATION AND DISSOLUTION OF THE PARTNERSHIP

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


Note 12 - Year 2000 Plan

      The year 2000 issue will not affect the Partnership. It is the intention of the general partner to completely liquidate and terminate this partnership before year end 1999.


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

RJ Health Properties, Inc. Board of Directors and Executive Officers:

     Fred E. Whaley, age 53, has been the President and Director of RJ Health Properties, Inc. since January, 1986. Mr. Whaley's term will expire in 1999. He was a Managing Director for Raymond James & Associates, Inc. from 1980 until April 1997.

     J. Davenport Mosby III, age 43, has been a Vice President and Director of RJ Health Properties, Inc. since December, 1988. Mr. Mosby's term will expire in 1999. He is a Managing Director of Raymond James & Associates, Inc. in the Investment Banking department, which he joined in 1982.

     Richard M. Todd, age 48, has been a Vice President of RJ Health Properties, Inc. since August 1997. He is a vice president of operations at Smart Choice Automotive Group a division of Eckler's Quality Products.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The corporate partners of Medical Investments Partners, as purchasers of Partnership units, do not own any units of the outstanding securities of the Partnership as of December 31, 1998. Directors and officers of the General Partners of Medical Investments Partners do own units of the outstanding securities of the Partnership as of December 31, 1998. In a secondary market transaction 45 units were acquired by J. Davenport Mosby, III, Vice President and Director. In a secondary market transaction, 18 units were acquired by Richard Todd, Vice President.

     The Registrant is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of the Partnership, no person owns of record or beneficially more than 5% of the Partnership's outstanding units.

Item 13.  Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its affiliates during the organization and operations of the Partnership. The General Partner received a property management fee of $0, $0 and $17,391 for 1998, 1997 and 1996 respectively. Reimbursement to the General Partner for general and administrative costs amounted to $6,581, $3,521 and $42,881 for 1998, 1997 and 1996
respectively.

Reimbursable expenses to the General Partner on behalf of the Partnership amounted to $60,000, $958 and $9,100 for 1998, 1997 and 1996 respectively.
Direct reimbursable costs to affiliates of the General Partner amounted to $11,237, $704 and $7,946 for 1998, 1997 and 1996 respectively. Total payments to the General Partner and affiliates amounted to $25,720, $114,847 and $218,368 for 1998, 1997 and 1996 respectively.

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

Table Number                                                          Page

  (3) Exhibit Index -

   2    Plan of acquisition, organization, arrangement, liquidation or
        succession                                                     *
   3    Articles of Incorporation and By-laws                          *
   3.10 Amended Certificate and Agreement of Limited Partnership of
        Columbia Healthcare Partnership II-A, L.P. dated
        November 19, 1986 among Columbia Healthcare Partners Inc., Medical Investments Partners,Alfred W. Taylor, III, and Cumberland Healthcare,
        L.P. I-A                                                        **
   3.11 Amended Agreement of Limited Partnership of Cumberland Healthcare,
        L.P. I-C dated November 19, 1986 among Medical Investments Partners,Frank N. Fleischer, and Cumberland Healthcare, L.P. I-A**
   3.12 Amended Certificate and Agreement of Limited Partnership of
        Columbia Healthcare Partners III-A dated November 19, 1986 among Columbia Healthcare Partners, Inc., Medical Investments Partners,
        Alfred W. Taylor, III, and Cumberland Healthcare, L.P. I-A    **
   3.13 Amended Agreement of Limited Partnership of Cumberland Healthcare,
        L.P. I-B dated November 19, 1986 among Medical Investments
        Partners, Frank N. Fleischer, and Cumberland Healthcare,
        L.P. I-A                                                      **
   4    Instruments defining the rights of security holders, including
        debentures                                                     *
   9    Voting Trust Agreement                                        ***
  10    Material Contracts                                            ***
  10.7 Quakertown Lease Agreement dated December 1, 1986 between Columbia Healthcare Partners, II-A, L.P. and Columbia East Corporation. **
  10.8 First Amendment to Lease Agreement dated February 3, 1987 between Columbia Healthcare Partners II-A, L.P. and Columbia East
        Corporation.                                                  **
  10.9 Mortgage Note for $3,500,000 dated as of December 8, 1986 between Columbia Healthcare Partners II-A, L.P. and Rhode Island Hospital
        Trust National Bank.                                           **
  10.10 Mortgage and Security Agreement dated as of December 8, 1986 between Columbia Healthcare Partners II-A, L.P. and Rhode Island
        Hospital Trust National Bank.                                 **
  10.11 Subordination Agreement dated as of December 8, 1986 between
        Columbia Healthcare Partners II-A, L.P., Medical Investments
        Partners, Columbia East Corporation and Columbia Corporation in
        favor of Rhode Island Hospital Trust National Bank.            **
  10.12 Conditional Assignment dated as of December 8, 1986 by Columbia Healthcare Partners II-A, L.P. to Rhode Island Hospital Trust
        National Bank.                                                **
  10.13 UCC Financing Statement dated December 8, 1986 between Columbia Healthcare Partners II-A, L.P. and Rhode Island Hospital Trust
        National Bank.                                                **
  10.14 Hillcrest Lease Agreement dated February 3, 1987 between
        Cumberland Healthcare, L.P. I-C and Columbia East Corporation **
  10.15 Hopkins House Lease Agreement dated February 3, 1987 between
        Columbia Healthcare Partners, III-A, and Columbia East
        Corporation.                                                   **
  10.16 Olympic Lease Agreement dated as of February 3, 1987 between
        Cumberland Healthcare, L.P. I-B and Columbia West Corporation.**
  11    Computation of per-share earnings                             ***
  12    Computation of ratios                                         ***
  13    Annual report to security holders                             ***
  16.1  Letter regarding change in certifying accountants              **
  18    Letter regarding change in accounting principles              ***
  19    Previously unfiled documents                                  ***
  22    Subsidiaries of the Registrant                                ***
  23    Published report regarding matters submitted to a vote
        of security holders                                           ***
  24    Consents of experts and counsel                               ***
  25    Power of Attorney                                             ***
  28    Additional Exhibits
  28.01 Excerpts from Appraisal Report for Quakertown Manor Care Center
        as of February 1, 1986                                         **
  28.02 Excerpts from Appraisal Report for Hillcrest Care Center as of
        September 3, 1986                                              **
  28.03 Excerpts from Appraisal Report for Hopkins House Nursing Home as
        of July 14, 1986                                               **
  28.04 Excerpts from Appraisal Report for Olympic Health Care Center as
        of August 19, 1986                                             **
  28.05 Letter to limited partner dated June 24, 1988                  **
  28.06 Restructuring Agreement by and among Cumberland Healthcare,
        L.P. I-A, Cumberland Healthcare, L.P. I-B, Cumberland Healthcare,
        L.P. I-C, and Columbia Healthcare Partners III-A, and Carteret
        Savings Bank, F.A. and The Howard Savings Bank, dated
        April 6, 1989.                                               ****
  28.07 Release and Indemnification made and entered into as of the 6th day of April, 1989, by Cumberland Healthcare, L.P. I-A, Cumberland Healthcare, L.P. I-B, Cumberland Healthcare, L.P. I-C, and
        Columbia Healthcare Partners III-A (collectively "Borrowers")
        and Carteret Savings Bank, F.A., and The Howard Savings Bank
        (collectively "Lenders").                                    ****
  28.08 Assignment of Leases made as of the 6th day of April, 1989, by and between Cumberland Healthcare, L.P. I-A ("Assignor") Carteret Savings Bank, F.A. ("Assignee") and Life Care Centers of
        America, Inc. ("Lessee").                                    ****
  28.09 Second Amended and Restated Master Lease between Cumberland
        Healthcare, L.P. I-A, Lessor, and Life Care Centers of America,
        Inc., a Tennessee corporation, Lessee, dated as of March 1, 1989
        (Bel Tooren Villa, La Habra, North Walk, and Rancho Los Padres
        Facilities)                                                  ****
 28.10  Second Amended and Restated Management Agreement made and entered into effective as of the 1st day of March, 1989, by and between Cumberland Healthcare, L.P. I-A ("Owner") and Life Care Centers
        of America, Inc. ("Manager").                                ****
 28.11 Second Amended and Restated Unconditional Guaranty of Payment and Performance dated as of the 6th day of April, 1989 by and between Forrest L. Preston ("Guarantor"), Cumberland Healthcare, L.P. I-A ("Lessor"), and Life Care Centers of America, Inc. ("Lessee").****
 28.12  Facility Lease (Hillcrest Facility) dated as of the 1st day of February, 1989, among Cumberland Healthcare, L.P. I-C,
        ("Lessor") and Arbor Health Care Company ("Lessee").          ****
 28.13  Open End Mortgage and Security Agreement executed on the 18th day of April, 1989, between Cumberland Healthcare, L.P. I-C,
        ("Mortgagor") and Southeast Bank, N.A. ("Lender").           ****
 28.14 Note dated April 18, 1989 between Cumberland Healthcare, L.P. I-C ("Maker") and Southeast Bank, N.A. ("Holder") in the amount of
        $2,600,000.                                                 ****
 28.15  Reimbursement, Indemnification and Security Agreement made and entered into as of the 18th day of April, 1989 by and among Raymond James Financial, Inc., RJ Health Properties, Inc., Raymond James Partners, Inc., Medical Investments Partners, Inc.
        (collectively the "Obligators") and Cumberland Healthcare, L.P.
        I-C (the "Limited Partner").                                 ****
 28.16  Assignment of Leases, Rents and Contract Rights made as of the
        18th day of April, 1989 by Cumberland Healthcare, L.P. I-C
        ("Assignor") to Southeast Bank, N.A. ("Assignee").           ****
 28.17 Subordination, Non-Disturbance, and Attornment Agreement made and entered into as of the 18th day of April, 1989, by and among
        Southeast Bank, N.A. ("Mortgagee") by Cumberland Healthcare,
        L.P. I-C ("Landlord") and Arbor Health Care Company ("Tenant").****
 28.18 Indemnity Agreement made as of the 18th day of April, 1989, from Cumberland Healthcare, L.P. I-C ("Borrower") and Raymond James Financial Corp. ("Indemnitor") to Southeast Bank, N.A.
        ("Lender").                                                  ****
 28.19  Purchase and Sale Agreement, executed August 24, 1989, by and between Cumberland Healthcare, L.P. I-A, Columbia Healthcare Partners II-A, L.P., Columbia Healthcare Partners III-A,
        collectively, "Sellers" and Multicare Management, Inc., a New York Corporation, Daniel E. Straus and Moshael J. Straus, "Buyers"
        covering Holly Manor, Mendham, New Jersey; Quakertown Manor, Quakertown, Pennsylvania; and Hopkins House, Wyncote,
        Pennsylvania.                                                **
 28.20  Letter, dated September 13, 1989, referencing Quakertown Manor
        Nursing Home, Quakertown, PA, amending certain sections of the
        Purchase and Sale Agreement, dated August 24, 1989.           **
 28.21 Letter, dated October 4, 1989, referencing the Purchase and Sale Agreement as of July 1, 1989, amending Section 9.4 of the Purchase
        and Sale Agreement, dated August 24, 1989.                    **
 28.22  Letter, dated October 4, 1989, referencing Quakertown Manor
        Nursing Home, Quakertown, PA, amending certain segments of the Purchase
        and Sale Agreement, dated August 24, 1989.                    **
 28.23 Purchase and Sale Agreement dated March 31, 1990, by and among Cumberland Healthcare, L.P., Columbia Healthcare Partners, II-A,
        L.P., and Columbia Healthcare Partners III-A, as Sellers and
        Multicare Management, Inc., Daniel E. Straus and Moshael J. Straus
        as Buyers, effective as of July 1, 1989, as amended by those certain letter agreements, dated August 24, 1989, September 7,
        1989, September 13, 1989, September 14, 1989, September 15, 1989,
        September 22, 1989, October 4, 1989 (three letter agreements),
        October 6, 1989, October 19, 1989, October 31, 1989, November 1,
        1989, and November 17, 1989 (collectively, the "Agreement").    **
 28.24 Fourth Amendment to the Second Amended and Restated Master Lease Agreement between Life Care Centers of America, Inc., a Tennessee corporation, and Cumberland Healthcare, L.P. I-A ("Owner") a
        Delaware limited partnership dated March 1, 1989.          *****
 28.25  Lease between Cumberland Healthcare, L.P. I-A, as lessor
        ("Lessor"), a limited partnership and FHP, Inc., a California corpor
        ation as lessee ("Lessee") dated September 19, 1990.       *****
 28.26  Management Contract between Olympic Health Services, Inc., a
        Washington corporation ("OHS") and Cumberland
        Healthcare, L.P. I-B, a Delaware limited partnership
        ("Owner") dated January 1, 1993.                            *****
 28.27  Amended and Restated Limited Partnership Agreement by and
        among Medical Investments Partners, a Florida general Partnership, ("MIP"), and Olympic Health Services, Inc., a Washington
        corporation ("OHS"), as General Partners, Cumberland Healthcare,
        L.P. I-A, a Delaware limited partnership ("Cumberland"), and William
        W. Littlejohn, a resident of the State of Washington ("Littlejohn"),
        as Limited Partners dated January 1, 1993.                    *****
 28.28 Sublease among Cumberland Healthcare, L.P. I-A, as lessor ("Sublessor"), a limited partnership and Life Care Centers of
        America, Inc., a Tennessee corporation as lessee ("Sublessee")
        dated March 1, 1989.                                          *****
 28.29  Deed of Trust among Cumberland Healthcare, L.P. I-B, a Delaware
        Limited Partnership, ("Grantor"); U.S. Bank of Washington, National Association, ("Lender" and sometimes "Beneficiary"); and
        United States National Bank of Oregon ("Trustee") dated August 25,
        1993.                                                      *****
 28.30  Loan Agreement between First Union National Bank of Florida, a national banking association ("Lender") and Cumberland
        Healthcare, L.P. I-A, a Delaware limited partnership ("Borrower")
        dated December 28, 1994.                                    *****
 28.31  Purchase and Sale Agreement between Cumberland Healthcare,
        L.P. I-A, a Delaware limited partnership (the "Seller") and Life
        Care Centers of America, Inc. and permitted assigns (the
        "Purchaser").                                              *****
 28.32  Revolving Loan Agreement between Cumberland Healthcare, L.P.
        I-A, a Delaware limited partnership ("Borrower") and Raymond James Financial, Inc., a Florida corporation ("Lender") dated December
        28, 1994.                                                  *****
 29     Information from reports furnished to state insurance regulatory
        authorities.                                                *****
    * Included with Form S-11, Registration No. 33-4301 previously filed with the Securities and Exchange Commission.
   ** Included with Forms 8-K, as amended, previously filed with the Securities and Exchange Commission.
  *** Exhibits were omitted as not required, not applicable, or the information required to be shown therein is included elsewhere in this report.
 **** Included as exhibits to Form 10-K for year ended December 31, 1988.
 ***** Included as exhibits to Form 10-K for year ended December 31, 1994. ****** Included as exhibit to Form 10-Q for period ended June 30, 1995.
******* Included as exhibit to Form 10-K for year ended December 31, 1995.
B.  Reports filed on Form 8-K - None.
C.  Exhibits filed with this Report - None

  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                         Balance at  Additions  Deductions  Balance
                         Beginning     to          From      at End
                          of Year    Reserves    Reserves   of Year
                         ----------  ---------  ----------  -------
Reserve deducted in the
Balance Sheet from the asset
to which it applies:

Reserve for doubtful accounts:

Year Ended:
 December 31,1998         306,105    53,346   359,451        0
 December 31,1997         343,770   127,763   165,428  306,105
 December 31,1996          73,373   318,937    48,540  343,770

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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner

ATTEST:


 /s/ Fred E. Whaley                    /s/ J. Davenport Mosby
Fred E. Whaley                   By:  J. Davenport Mosby, III,
President                             Vice President







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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:
                                        /s/ Fred E. Whaley
Date: April 14, 1999                  By:  Fred E. Whaley
                                      President and Director




                                        /s/ J. Davenport Mosby III
Date: April 14, 1999                  By:  J. Davenport Mosby, III
                                      Vice President and Director