Form 10-Q
period 1999-03-31
CUMBERLAND HEALTHCARE L P I-A
filed 1999-05-14
CIK 790952

3


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended March 31, 1999

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

                                                Number of Units at
        Title of Each Class                          March 31, 1999

     Units of Limited Partnership
     Interest:  $1,000 per unit                         30,000

There is no public market for the trading of partnership units and therefore no market value can be determined.

                    DOCUMENTS INCORPORATED BY REFERENCE

              Parts I and II, 1998 Form 10-K, filed with the
           Securities and Exchange Commission on April 14, 1999
            Parts III and IV - Form S-11 Registration Statement
                and all amendments and supplements thereto
                              File No 33-4301

Part I. Financial Information

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                        CONSOLIDATED BALANCE SHEETS


                                                   March 31,   December 31,
                                                       1999       1998
                                                               (Audited)
  ASSETS

Cash and Cash Equivalents                           $ 822,630  $ 847,374
Accounts Receivable                                    57,461     65,099
                                                    ---------  ---------
       Total Assets                                 $ 880,091  $ 912,473
                                                    =========  =========
  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                                  $  40,226  $  63,802
  Payable to Affiliates                               408,329    415,829
  Minority Interest                                    26,974     28,635
                                                    ---------  ---------
       Total Liabilities                            $ 475,529  $ 508,266
                                                    ---------  ---------
Partners' Equity:
  Limited Partners (30,000 units outstanding
    at March 31, 1999 and December 31, 1998)        $ 419,420  $ 419,072
  General Partner                                     (14,858)   (14,865)
                                                    ---------  ---------
       Total Partners' Equity                       $ 404,562  $ 404,207
                                                    ---------  ---------
       Total Liabilities and Partners' Equity       $ 880,091  $ 912,473
                                                    =========  =========



                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED

                                                  March 31,    March 31,
                                                     1999        1998

Revenues:
  Interest Income                                  $   8,553   $ 108,398
                                                   ---------   ---------
       Total Revenues                                  8,553     108,398
                                                   ---------   ---------
Expenses:
   General  and Administrative
       - Affiliates                                    3,774       6,093
       - Other                                        10,656      25,466
                                                   ---------   ---------
       Total Expenses                                 14,430      31,559
                                                   ---------   ---------

Loss  from Continuing Operations                      (5,877)     76,839
                                                   ---------   ---------
Discontinued Operations:
  Income From Health Care Operations                   6,232      11,153
                                                   ---------   ---------
         Total Discontinued Operations                 6,232      11,153
                                                   ---------   ---------

Net  Income                                        $     355   $  87,992
                                                   =========   =========
Loss from Continuing Operations
  Per $1,000 Limited Partnership Unit              $    (.20)  $    2.56

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                    .21         .37
                                                   ---------   ---------
Total Income Per $1,000
  Limited Partnership Unit                         $     .01   $    2.93
                                                   =========   =========

Number  of  Limited Partnership
 Units Outstanding                                    30,000      30,000
                                                   =========   =========


                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED

                                                  March 31,    March 31,
                                                    1999        1998

Cash Flows from Operating Activities:
 Net Income                                       $      355  $   87,992
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                          3,782     (14,024)
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable          7,638     396,041
   (Increase) Decrease in Sale Proceeds Receivable         0     764,604
   (Increase) Decrease in Prepaid Expenses                 0        (397)
   Increase (Decrease) in Payable to Related
       Parties                                        (7,500)          0
   Increase (Decrease) in Payables and Accruals      (23,576)   (198,155)
                                                   ---------  ----------
     Net Cash Provided by Operating Activities       (19,301)  1,036,061
                                                   ---------  ----------
Cash Flows from Financing Activities:
 Distribution to Partners:
   Limited Partners                                        0  (6,750,000)
   General Partner                                         0           0
   Minority Interest                                  (5,443)          0
                                                   ---------  ----------
     Net Cash Used in Financing Activities            (5,443) (6,750,000)
                                                   ---------  ----------
Increase (Decrease) in Cash and Cash Equivalents     (24,744) (5,713,939)

Cash and Cash Equivalents at Beginning of Period     847,374   7,268,682
                                                   ---------  ----------
Cash and Cash Equivalents at End of Period         $ 822,630  $1,554,743
                                                   =========  ==========


                The accompanying notes are an integral part of these consolidated financial statements.

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1999

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Preparation

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of results to be expected for the year.

     Reclassification

      Certain items in the 1998 financial statements have been reclassified
for   comparative   purposes  to  conform  with  the  financial   statement
presentation used in the 1999 statements.

     Consolidation

       The accompanying consolidated financial statements include the accounts of the company and all of its subsidiaries. Intercompany transactions and balances have been eliminated. Minority interest is accounted for by using the equity method.

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:

     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the three months ended March 31, 1999.

     General and Administrative Costs and Fees   $3,774
     Cash Distributions                          $    0

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Interest income decreased by $99,845 (92.1%) for the three months ended March 31, 1999, as compared to the same period in 1998, due to decreased cash balances held in interest bearing accounts. The decreased cash balances are a result of the $8,850,000 in distributions paid to limited partners in 1998.

      General and Administrative - Affiliate expense decreased by $2,319 (38.1%) for the three months ended March 31, 1999, as compared to the same period in 1998, due to a decrease in personnel costs as a result of the liquidation of the Partnership.

      General and Administrative - Other expense decreased by $14,810 (58.2%) for the three months ended March 31, 1999, as compared to the same period in 1998, due to a decrease in accounting, audit and legal fees as a result of the liquidation of the Partnership.

     Discontinued Operations - Income from Health Care Operations decreased by $4,921 (44.1%) for the three months ended March 31, 1999, as compared to the same period in 1998. Current activity is a result of adjustments to 1998 revenue and expense accruals.

     Due to the 1997 sale of the health care operations, primary sources of funds for the period ended March 31, 1999, are from interest income and cash reserves.

      In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs until its full liquidation. These sources include cash from cash reserves and interest income.

      Short-term liquidity requirements consist of funds needed to meet commitments for administrative expenses. These short-term needs will be funded by cash reserves at March 31, 1999, plus future interest income.

      The cash balance at March 31, 1999, is $822,630. The Partnership had net income of $355. After adjusting for changes in operating assets and liabilities, net cash used in operating activities is $19,301. Accounts Payable decreased by $23,576 primarily due to a decrease in the management bonus accrual for the third party manager of the Paramount, California nursing facility. The net cash used in financing activities is $5,443 which is a result of the distribution paid to the minority interest.

      Cash distributions to limited partners were discontinued during the first quarter of 1988 but resumed in February 1992. The March 1998 distribution to the limited partners was $6,750,000 (22.5% of the original capital investment of $30,000). On October 12, 1998, a $2,100,000 distribution was declared to be issued to the limited partners. With the payment of this distribution on October 27, 1998, limited partners in the initial offering have received 111.4% return of their initial investment. Future distributions will be at a level that is warranted by the plan of liquidation.

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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date: May 14, 1999                    By:\s\ Fred E. Whaley
                                      Fred E. Whaley
                                      President and Director

Date: May 14, 1999                    By:\s\ J. Davenport Mosby
                                      J. Davenport Mosby, III
                                      Vice President and Director