Form 10-Q
period 1999-06-30
CUMBERLAND HEALTHCARE L P I-A
filed 1999-08-11
CIK 790952

9
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004
                                 FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended June 30, 1999

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

    Registrant's telephone number, including area code (727) 573-3800 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES  X        NO

Number of shares outstanding of each of Registrant's classes of securities:

                                                Number of Units at
        Title of Each Class                          June 30, 1999

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

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                        CONSOLIDATED BALANCE SHEETS


                                                    June 30, December 31,
                                                       1999          1998
                                                  ----------  ----------
                                                               (Audited)
  ASSETS

Cash and Cash Equivalents                          $ 865,253    $ 847,374
Accounts Receivable                                        0       65,099
                                                  ----------    ---------
       Total Assets                                $ 865,253    $ 912,473
                                                  ==========    =========
  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                                 $  19,303    $  63,802
  Payable to Affiliates                              415,829      415,829
  Minority Interest                                   (1,846)      28,635
                                                    ----------  ---------
       Total Liabilities                           $ 433,286    $ 508,266
                                                   =========    =========
Partners' Equity:
  Limited Partners (30,000 units outstanding
    at June 30, 1999 and December 31, 1998)        $ 446,277    $ 419,072
  General Partner                                    (14,310)     (14,865)
                                                  ----------    ---------

       Total Partners' Equity                      $ 431,967    $ 404,207
                                                   ---------    ---------

       Total Liabilities and Partners' Equity      $ 865,253    $ 912,473
                                                   =========    =========



                The accompanying notes are an integral part of these consolidated financial statements.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED

                                                   June 30,    June 30,
                                                       1999     1998
                                                   ---------  ----------
Revenues:
  Interest Income                                  $  17,265   $ 138,036
                                                    ---------  ---------

       Total Revenues                                 17,265     138,036
                                                   ---------   ---------
Expenses:
   General and Administrative - Affiliates             7,121      11,182
                              - Other                 36,775      57,263
                                                   ---------   ---------

       Total Expenses                                 43,896      68,445
                                                   ---------   ---------

Loss from Continuing Operations                      (26,631)     69,591
                                                   ----------  ---------

Discontinued Operations:
  Income From Health Care Operations                  54,391       5,935
                                                   ---------   ---------

         Total Discontinued Operations                54,391       5,935
                                                   ---------   ---------

Net  Income                                       $   27,760   $  75,526
                                                   =========   =========
Loss from Continuing Operations
  Per $1,000 Limited Partnership Unit             $     (.87)  $    2.27

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                   1.78         .19
                                                   ---------   ---------

Total Income Per $1,000
  Limited Partnership Unit                        $      .91   $    2.46
                                                   =========   =========

Number  of  Limited Partnership
 Units Outstanding                                    30,000      30,000
                                                   =========   =========


                The accompanying notes are an integral part of these consolidated financial statements.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED

                                                    June 30,    June 30,
                                                       1999     1998
                                                   ---------   --------
Revenues:
  Interest Income                                  $   8,712   $  29,638
                                                   ---------   ---------

       Total Revenues                                  8,712      29,638
                                                   ---------   ---------

Expenses:
   General  and Administrative- Affiliates             3,347       5,089
                              - Other                 26,119      31,797
                                                   ---------  ----------

       Total Expenses                                 29,466      36,886
                                                   ---------  ----------


Loss from Continuing Operations                      (20,754)     (7,248)
                                                   ---------  ----------


Discontinued Operations:
  Income From Health Care Operations                  48,159      (5,218)
                                                   ---------  ----------

         Total Discontinued Operations                48,159      (5,218)
                                                   ---------  ----------

Net  Income                                        $  27,405   $ (12,466)
                                                   =========   =========

Loss from Continuing Operations
  Per $1,000 Limited Partnership Unit              $    (.68)  $    (.24)

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                   1.57        (.17)
                                                   ---------  ----------

Total Income Per $1,000
  Limited Partnership Unit                         $     .89   $    (.41)
                                                   =========   =========

Number  of  Limited Partnership
 Units Outstanding                                    30,000      30,000
                                                   =========   =========

                The accompanying notes are an integral part of these consolidated financial statements.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED

                                                   June 30,     June 30,
                                                    1999        1998
                                                   ---------  ----------

Cash Flows from Operating Activities:
 Net Income                                       $   27,760  $   75,526
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                         51,942      12,128
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable         65,099     530,075
   (Increase) Decrease in Sale Proceeds Receivable         0     764,604
   (Increase) Decrease in Notes Receivable                 0   1,000,000
   (Increase) Decrease in Prepaid Expenses                 0      65,940
   Increase (Decrease) in Payable to Related
       Parties                                             0           0
   Increase (Decrease) in Payables and Accruals      (44,499)   (230,723)
                                                   ---------  ----------

     Net Cash Provided by Operating Activities       100,302   2,217,550
                                                   ---------- ----------

Cash Flows from Financing Activities:
 Distribution to Partners:
   Limited Partners                                        0  (6,750,000)
   General Partner                                         0           0
   Minority Interest                                 (82,423)    (23,844)
                                                   ---------- ----------

     Net Cash Used in Financing Activities           (82,423) (6,773,844)
                                                   ---------- ----------


Increase (Decrease) in Cash and Cash Equivalents      17,879  (4,556,294)

Cash and Cash Equivalents at Beginning of Period     847,374   7,268,682
                                                   ---------- ----------

Cash and Cash Equivalents at End of Period        $  865,253  $2,712,388
                                                   ========== ==========

                The accompanying notes are an integral part of these consolidated financial statements.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1999

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

     Consolidation

       The accompanying consolidated financial statements include the accounts of the company and all of its subsidiaries. Inter-company transactions and balances have been eliminated. Minority interest is accounted for by using the equity method.

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:

     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the six months ended June 30, 1999.

     General and Administrative Costs and Fees   $7,121
     Cash Distributions                          $    0



                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest income decreased by $120,771 (87.5%) for the six months ended June 30, 1999, as compared to the same period in 1998, due to decreased cash balances held in interest bearing accounts. The decreased cash balances are a result of the $8,850,000 in distributions paid to limited partners in 1998. Interest income decreased by $20,926 (70.6%) for the three months ended June 30, 1999, as compared to the same period in 1998, due to decreased cash balances held in interest bearing accounts.

      General and Administrative - Affiliate expense decreased by $4,061 (36.3%) for the six months ended June 30, 1999, as compared to the same period in 1998, due to a decrease in personnel costs as a result of the liquidation of the Partnership. General and Administrative - Affiliate expense decreased by $1,742 (34.2%) for the three months ended June 30, 1999, as compared to the same period in 1998, due to a continued decrease in personnel costs as a result of the liquidation of the Partnership.

      General and Administrative - Other expense decreased by $20,488 (35.8%) for the six months ended June 30, 1999, as compared to the same period in 1998, due to a decrease in accounting, audit and legal fees as a result of the liquidation of the Partnership. General and Administrative - Other expense decreased by $5,678 (17.9%) for the three months ended June 30, 1999, as compared to the same period in 1998, due to a decrease in accounting, audit and legal fees as a result of the liquidation of the Partnership.

     Discontinued Operations - Income from Health Care Operations increased by $48,456 for the six months ended June 30, 1999, as compared to the same period in 1998. This increase is due, in most part, to the receipt of the 1997 Medicare cost report settlement payment for the Sequim, Washington facility. Discontinued Operations - Income from Health Care Operations increased by $53,377 for the three months ended June 30, 1999, as compared to the same period in 1998. This increase is due, in most part, to the receipt of the 1997 Medicare cost report settlement payment for the Sequim, Washington facility.

     Due to the 1997 sale of the health care operations, primary sources of funds for the period ended June 30, 1999, are from cash reserves and interest income.

      In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs until its full liquidation. These sources include cash from cash reserves and interest income.

      Short-term liquidity requirements consist of funds needed to meet commitments for administrative expenses. These short-term needs will be funded by cash reserves at June 30, 1999, plus future interest income.

      The cash balance at June 30, 1999, is $865,253. The Partnership had net income of $27,760. After adjusting for changes in operating assets and liabilities, net cash provided by operating activities is $100,302. Accounts Receivable decreased by $65,099 due to the Medicare cost report settlement payment received by the Sequim, Washington facility. Accounts Payable decreased by $44,499 primarily due to a decrease in the management bonus accrual for the third party manager of the Paramount, California nursing facility. The net cash used in financing activities is $82,423 which is a result of the distribution paid to the minority interest.

      Cash distributions to limited partners were discontinued during the first quarter of 1988 but resumed in February 1992. 1998 cash distributions to the limited partners totaled $8,850,000 (29.5% of the original capital investment of $30,000,000). With the payment of the 1998 distributions, limited partners in the initial offering have received 111.4% return of their initial investment. Future distributions will be at a level that is warranted by the plan of liquidation.


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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date: 8/11/99                         By:  /s/Fred E. Whaley
                                      Fred E. Whaley
                                      President and Director

Date: 8/11/99                         By:  /s/ J. Davenport Mosby
                                      J. Davenport Mosby, III
                                      Vice President and Director