Form 10-Q
period 1999-09-30
CUMBERLAND HEALTHCARE L P I-A
filed 1999-11-12
CIK 790952

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549-1004

                                 FORM 10-Q

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter ended September 30, 1999

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

                                                Number of Units at
        Title of Each Class                        September 30, 1999

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

                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                        CONSOLIDATED BALANCE SHEETS


                                                 September 30,  December 31,
                                                       1999         1998
                                                                 (Audited)
  ASSETS

Cash and Cash Equivalents                          $ 858,103    $ 847,374
Accounts Receivable                                        0       65,099
                                                   ---------    ---------
       Total Assets                                $ 858,103    $ 912,473
                                                   =========    =========
  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                                 $   2,110   $  63,802
  Payable to Affiliates                              426,366     415,829
  Minority Interest                                        0      28,635
                                                   ---------   ---------
       Total Liabilities                           $ 428,476   $ 508,266

Partners' Equity:
  Limited Partners (30,000 units outstanding
     at  September 30, 1999
     and December 31, 1998)                        $ 443,984   $ 419,072
  General Partner                                    (14,357)    (14,865)
                                                   ---------   ---------
       Total Partners' Equity                      $ 429,627   $ 404,207

       Total Liabilities and Partners' Equity      $ 858,103   $ 912,473
                                                   =========   =========


                The accompanying notes are an integral part of these consolidated financial statements.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE NINE MONTHS ENDED

                                                September 30, September 30,
                                                       1999       1998

Revenues:
  Interest Income                                  $  26,433   $ 177,336
                                                   ---------   ---------
       Total Revenues                                 26,433     177,336

Expenses:
   General  and Administrative-Affiliates             18,666      14,028
                             - Other                  48,237      74,316
                                                   ---------   ---------
       Total Expenses                                 66,903      88,344


Loss from Continuing Operations                      (40,470)     88,992

Discontinued Operations:
  Income From Health Care Operations                  65,890     174,491
                                                   ---------   ---------
         Total Discontinued Operations                65,890     174,491

Net  Income                                       $   25,420   $ 263,483
                                                  ==========   =========
Loss from Continuing Operations
  Per $1,000 Limited Partnership Unit             $   (1.32)   $    2.91

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                  2.15         5.70

Total Income Per $1,000
  Limited Partnership Unit                        $     .83    $    8.61

Number  of  Limited Partnership
  Units Outstanding                                  30,000       30,000


                The accompanying notes are an integral part of these consolidated financial statements.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED

                                                September 30,  September 30,
                                                   1999           1998

Revenues:
  Interest Income                                  $   9,168   $  39,300
                                                   ---------   ---------
       Total Revenues                                  9,168      39,300

Expenses:
   General  and Administrative-Affiliates             11,545       2,846
                             - Other                  11,462      17,053
                                                   ---------   ---------
       Total Expenses                                 23,007      19,899


Loss from Continuing Operations                      (13,839)     19,401

Discontinued Operations:
  Income From Health Care Operations                  11,499     168,556
                                                   ---------   ---------
         Total Discontinued Operations                11,499     168,556


Net  Income                                       $   (2,340)  $ 187,957
                                                  ==========   =========
Loss from Continuing Operations
  Per $1,000 Limited Partnership Unit             $    (.45)   $     .63

Income from Discontinued Operations
  Per $1,000 Limited Partnership Unit                   .38         5.51

Total Income Per $1,000
  Limited Partnership Unit                        $     .07    $    6.14


Number of Limited Partnership
  Units Outstanding                                  30,000       30,000

                The accompanying notes are an integral part of these consolidated financial statements.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED

                                                 September 30,  September 30,
                                                      1999      1998

Cash Flows from Operating Activities:
 Net Income                                       $   25,420  $  263,483
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Minority Interest in Net Income (Loss)
   of Consolidated Subsidiary                         51,942       2,154
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable         65,099     573,868
   (Increase) Decrease in Sale Proceeds Receivable         0     764,604
   (Increase) Decrease in Notes Receivable                 0   1,000,000
   (Increase) Decrease in Prepaid Expenses                 0      65,940
   Increase (Decrease) in Payable to Related
       Parties                                        10,537           0
   Increase (Decrease) in Payables and Accruals      (61,692)   (331,406)
                                                   ---------   ---------
    Net Cash Provided by Operating Activities         91,306   2,338,643

Cash Flows from Financing Activities:
 Distribution to Partners:
   Limited Partners                                        0  (6,750,000)
   General Partner                                         0           0
   Minority Interest                                 (80,577)    (21,844)
                                                   ---------   ---------
     Net Cash Used in Financing Activities           (80,577) (6,771,844)

Increase (Decrease) in Cash and Cash Equivalents      10,729  (4,433,201)

Cash and Cash Equivalents at Beginning of Period     847,374   7,268,682
                                                  ----------  ----------
Cash and Cash Equivalents at End of Period        $  858,103  $2,835,481
                                                  ==========  ==========

                The accompanying notes are an integral part of these consolidated financial statements.


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1999

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

NOTE 2 - COMPENSATION, REIMBURSEMENTS, AND ACCRUALS FOR GENERAL PARTNERS AND AFFILIATES:

     The General Partner and affiliates are entitled to the following types of compensation and reimbursement for costs and expenses incurred for the Partnership for the nine months ended September 30, 1999.

     General and Administrative Costs and Fees  $18,666
     Cash Distributions                         $     0


                      CUMBERLAND HEALTHCARE, L.P. I-A
                          (a Limited Partnership)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Interest income decreased by $150,903 (85.1%) for the nine months ended September 30, 1999, as compared to the same period in 1998, due to decreased cash balances held in interest bearing accounts. The decreased cash balances are a result of the $8,850,000 in distributions paid to limited partners in 1998. Interest income decreased by $30,132 (76.7%) for the three months ended September 30, 1999, as compared to the same period in 1998, due to decreased cash balances held in interest bearing accounts.

      General and Administrative - Affiliate expense increased by $4,638 (33.1%) for the nine months ended September 30, 1999, as compared to the same period in 1998, due to an increase in administrative costs as a result of the liquidation of the Partnership. General and Administrative - Affiliate expense increased by $8,699 (305.7%) for the three months ended September 30, 1999, as compared to the same period in 1998, due to an increase in administrative costs as a result of the liquidation of the Partnership.

      General and Administrative - Other expense decreased by $26,079 (35.1%) for the nine months ended September 30, 1999, as compared to the same period in 1998, due to a decrease in accounting, audit and legal fees resulting from the liquidation of the Partnership. General and Administrative - Other expense decreased by $5,591 (32.8%) for the three months ended September 30, 1999, as compared to the same period in 1998, due to a decrease in accounting, audit and legal fees resulting from the liquidation of the Partnership.

     Discontinued Operations - Income from Health Care Operations decreased by $108,601 for the nine months ended September 30, 1999, as compared to the same period in 1998. This decrease is due, in most part, to the decrease in the annual Medicare cost report settlement payments. Discontinued Operations - Income from Health Care Operations decreased by $157,057 for the three months ended September 30, 1999, as compared to the same period in 1998. This decrease is due, in most part, to the receipt of a Medicare cost report settlement payment in the third quarter of 1998 and no settlement payment received in the third quarter of 1999.

     Due to the 1997 sale of the health care operations, primary sources of funds for the period ended September 30, 1999, are from cash reserves and interest income. In the opinion of the General Partner, there are no material trends, favorable or unfavorable, in the Partnership's capital resources. The resources will be sufficient to meet the Partnership's needs until its full liquidation. These resources include cash from cash reserves and interest income. Short-term liquidity requirements consist of funds needed to meet commitments for administrative expenses. These short-term needs will be funded by cash reserves at September 30, 1999, plus future interest income.

      The cash balance at September 30, 1999, is $858,103. The Partnership had net income of $25,420. After adjusting for changes in operating assets and liabilities, net cash provided by operating activities is $91,306. Accounts Receivable decreased by $65,099 due to the Medicare cost report settlement payment received by the Sequim, Washington facility. Accounts Payable decreased by $61,692 primarily due to a decrease in the management bonus accrual for the third party manager of the Paramount, California nursing facility. The net cash used in financing activities is $80,577 which is a result of the distribution paid to the minority interest.

      Cash distributions to limited partners were discontinued during the first quarter of 1988 but resumed in February 1992. The 1998 cash distributions to the limited partners totaled $8,850,000 (29.5% of the original capital investment of $30,000,000). With the payment of the 1998 distributions, limited partners in the initial offering have received 111.4% return of their initial investment. Future distributions will be at a level that is warranted by the plan of liquidation.


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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date: November 11, 1999               By: /s/ Fred E. Whaley
                                      Fred E. Whaley
                                      President and Director

Date: November 11, 1999               By: /s/ J. Davenport Mosby, III
                                      J. Davenport Mosby, III
                                      Vice President and Director