Form 10-K
period 1999-12-31
CUMBERLAND HEALTHCARE L P I-A
filed 2000-02-04
CIK 790952

23

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549-1004

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended   December 31, 1999

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

 Securities registered pursuant to Section 12(b) of the Act:None

 Securities registered pursuant to Section 12(g) of the Act:30,000

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
                                                Number of Units
        Title of Each Class                  at December 31, 1999

     Units of Limited Partnership
     Interest:  $1,000 per unit                       30,000

There is no public market for the trading of partnership units and therefore no market value can be determined.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None
                                         Exhibit Index:  Pages 19 - 23

                                PART I
Item 1. Business

General Development of Business

     The Registrant is a limited partnership (Partnership) composed of Medical Investments Partners (General Partner) and purchasers of Partnership units as the limited partners. The General Partner is composed of RJ Health Properties, Inc. and RJ Medical Investors, Inc., both of which are wholly-owned subsidiaries of Raymond James Financial, Inc. The Partnership was formed under the laws of Delaware and commenced operations on March 13, 1986.

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

Termination and Dissolution of the Partnership

     On May 8, 1996, the limited partners approved a plan of liquidation pursuant to which the Partnership will be dissolved, its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement and its assets will be liquidated. The proceeds of such liquidation will be expended and distributed as required by the Limited Partnership Agreement. Upon distribution of all of the assets of the Partnership, the Partnership will be terminated. On December 24, 1999, the distribution of all of the remaining liquid assets was issued. The Partnership terminated effective December 31, 1999.

Nursing Home Operations

    The Partnership owned 99% of Cumberland Healthcare, L.P. I-C which leased the Hillcrest Care Center to Arbor Health Care Company (Arbor). The General Partner owned the remaining 1% of Cumberland Healthcare, L.P. I-C. Arbor had an option to purchase the nursing home which became effective February 1, 1995, and terminated February 1, 1997, at an amount determined according to the lease agreement. Arbor exercised its option to purchase Hillcrest Care Center and on September 20, 1996, the purchase was closed with the payment of $5,750,000 by Arbor to Cumberland Healthcare, L.P. I-C. As a result of the sale of the nursing home to Arbor, Cumberland Healthcare, L.P. I-C was terminated in 1998.

     The Partnership leased Bel Tooren, Imperial, La Habra, Mirada Hills, Northwalk, Rimrock and Sun City (the LCCA Homes) to Life Care Centers of America (LCCA). The Partnership entered into an agreement with LCCA on August 4, 1995 (the Purchase Agreement) pursuant to which LCCA agreed to purchase the seven nursing homes located in California for a purchase price of $17,900,000. The Purchase Agreement required the purchase price to be paid by LCCA as follows:
(a) LCCA would assume the indebtedness secured by a mortgage on Rimrock.
(b) LCCA would deliver a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership (the LCCA Note). The LCCA Note matures on the fifth anniversary of its issuance but payment may be demanded at the option of the Partnership on or anytime after December 28, 1997. A portion of the accrued interest is payable monthly and the balance is due on the maturity of the LCCA Note. However, if the Partnership exercises its right to call the LCCA Note on or after December 28, 1997, the accrued interest which would otherwise be due at maturity will be canceled; and
(c) The balance of the purchase price would be paid in cash at closing by federal funds wire transfer to the Partnership.

     The agreement to sell the LCCA Homes to LCCA was subject to Partners' approval. Approval by the Partners for the sale of the LCCA Homes was granted May 8, 1996. On May 29, 1996, the closing of the sale of the LCCA Homes was finalized. All lease agreements previously held between the Partnership and LCCA were terminated.

     On September 30, 1997, the Partnership closed on a purchase agreement with Premier Management Company whereby Premier Management Company purchased Pacific Palms f/k/a Rancho Los Padres and Paramount Chateau for $5,050,000.

     On December 31, 1997, the Partnership closed on a purchase agreement with Public Hospital District No. 2 (the hospital) whereby the hospital purchased Olympic Healthcare for $2,800,000.

Item 2. Properties

     As a result of the two 1997 sale closings, the Partnership no longer owned any investment properties.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Partnership is a party or to which its property is subject. Therefore, no provision has been made in the accompanying financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                PART II
Item 5.   Market  for the Registrant's Securities and Related Security
        Holder Matters

(a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.
(b)  Approximate number of Equity Security Holders:
                                          Number of Record Holders
    Title of Class                         as of December 31, 1999
Units of Limited Partnership Interest                1,940
General Partner Interest                                 1

     No limited partner owns more than 5% of the Units. The General Partner Interest is owned by Medical Investments Partners, The Raymond James Financial Center, 880 Carillon Parkway, St. Petersburg, Florida 33716.

(c)  Total Units of Limited Partnership (1,000 units)           30,000
    Total Units Outstanding ($1,000 per unit)                   30,000

                                               1999      1998       1997
                                               ----      ----       ----
Distributions   to   Limited  Partners       647,400   $8,850,000   None
Distributions to General Partner              13,215      None      None

     The distributions for 1998 represent return of capital on a GAAP basis.

Item 6.  Selected Financial Data
                       1999       1998       1997        1996     1995
                       ----       ----       ----        ----     ----
Total Revenues     $  175,737    195,027    199,361    269,390     62,825
Net Income(1)      $   41,430     15,339    149,699    138,294    (57,976)
Total Assets       $        0    912,473  9,770,909  9,392,809 22,181,442
Mortgage Notes
   Payable         $        0          0          0  1,256,214  7,946,917
Distributions to
   Limited Partners
   Per Partnership
   Unit            $    21.58     295.00          0     605.00      50.00
Net Income
   Per Unit(1)     $     1.35        .50       4.89       4.52      (1.89)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Continuing Operations:

      Interest income decreased by $162,132 (83.1%) for the year ended December 31, 1999, as compared to the same period in 1998, due to decreased cash balances held in interest bearing accounts. Interest income decreased by $4,334 (2.2%) for the year ended December 31, 1998, compared to the same period in 1997, due to decreased average cash balances in interest bearing accounts. The decreased cash balances are a result of the $8,850,000 in distributions paid to limited partners in 1998.

      Miscellaneous Income is $142,842 for the period ended December 31, 1999, as compared to $0 for the same period in 1998. This income is a result of Raymond James and Associates, an affiliate of RJ Health Properties, Inc., providing funds necessary to pay certain 1999 incurred administrative costs of the Partnership.

      General and Administrative - Affiliate expense decreased by $45,615 (58.6%) for the year ended December 31, 1999, compared to the same period in 1998, due to a decrease in administrative costs as a result of the liquidation of the Partnership. General and Administrative - Affiliate expenses increased by $72,635 for the year ended December 31, 1998, compared to the same period in 1997. In
1997, the home office charged a management fee to the California nursing homes it operated. This management fee in actuality transferred costs from the General and Administrative - Affiliate expense account to the Resident Services Expenses expense account. In 1998, as a result of the 1997 sale of the nursing homes, this transfer of costs was discontinued.

      General and Administrative - Other expense increased by $234 for the year ended December 31, 1999, compared to the same period in 1998. General and Administrative - Other expense increased by $57,391 (129%) for the year ended December 31, 1998, compared to the same period in 1997. In 1997, the home office charged a management fee to the
California  nursing  homes  it  operated.   This  management  fee  was
calculated as a percentage of the nursing homes' net revenue. The management fee in actuality transferred costs from the General and Administrative - Other expense account to the Resident Services Expenses expense account. In 1998, as a result of the 1997 sale of the nursing homes, this transfer of costs was discontinued.

      As a result of the above revenue and expense items, the Partnership had $41,430, $15,339 and $149,699 net income from continuing operations for the years 1999, 1998 and 1997 respectively. Inflation and changing prices have not had a material impact on net revenues and expenses from continuing operations over the past three years.

Discontinued Operations:

      Income from Health Care Operations has income of $64,978 for the year ended December 31, 1999. This income, in most part, is a result of a $49,187 Medicare cost report settlement adjustment and a $34,837 insurance refund. The $315,818 income for the year ended December 31, 1998, in most part, is a result of a $146,988 Medicare cost report settlement, a $206,946 Columbia Corporation bankruptcy note settlement, a $21,634 insurance payment and miscellaneous prior period adjustments. The $183,161 income for the year ended December 31, 1997, is a result of the net operating results of the three nursing homes that were sold in 1997.

      Gain on Sale of Assets in the amount of $150,000 for the year ended December 31, 1999, is a result of the sale of 324,000 shares of Columbia Corporation stock that the Partnership received as partial settlement in Columbia Corporation's bankruptcy reorganization. The shares of stock were sold in two lots. Columbia Corporation purchased 40,000 shares for $18,519. RJ Health Properties, Inc. purchased 284,000 shares for $131,481. This asset was not previously recorded on the books of the Partnership because of the uncertainty of the stock's value. There was no activity in this category for the year ended December 31, 1998. The December 31, 1997, gain of $2,440,210 is a result of the September 30, 1997, sale of Pacific Palms and Paramount Chateau to Premier Management Company and the December 31, 1997, sale of Olympic Healthcare to the hospital.

      As a result of the above items, the Partnership had $214,978, $315,818 and $2,623,371 income from discontinued operations for the years ended December 31, 1999, 1998 and 1997 respectively.

Net Income

      As a result of all of the above revenue and expense items, the Partnership had net income of $256,408, $331,157 and $2,773,070 for the years ended December 31, 1999, 1998 and 1997 respectively. Inflation and changing prices have not had a material impact on net revenues and losses from continuing operations over the past three years.

LIQUIDITY AND CAPITAL RESOURCES

      The primary sources of funds for the periods ending December 31, 1999, 1998 and 1997 were interest income, revenues from nursing home operations, proceeds from the sale of assets and the reimbursement of costs by Raymond James and Associates. These funds were used to pay operating expenses and make distributions to partners.

      The cash balance at December 31, 1999, is $0. The Partnership had net income of $256,408. After adjusting for changes in operating assets and liabilities, net cash used in operating activities was $106,182. The net cash used in financing activities was $741,192 consisting of a $647,400 distribution to limited partners, a $13,215 distribution to the General Partner and minority interest of $80,577. Significant changes to the balance sheet which affected the cash flow of the Partnership for 1999 are primarily due to the collection of the Medicare cost report settlement, the payment of the accrue management fee and the payment of the 1998 accrued trade accounts payable.

      Cash distributions to limited partners were discontinued during the first quarter of 1988 and resumed in February 1992. There were no distributions issued in 1997. The 1998 distributions totaled $8,850,000 (29.5% of the original capital of $30,000,000). The 1998 distributions were issued in two payments. The first payment was issued March 31, 1998, for $6,750,000 (22.5% of original capital of $30,000,000). The second payment was issued October 27, 1998, for $2,100,000 (7% of original capital of $30,000,000). The 1999 distribution totaled $647,400. This distribution was paid in December 1999 and represents the final distribution of the Partnership.


                     INDEPENDENT AUDITOR'S REPORT



To the Partners of
  Cumberland Healthcare, L.P. I-A

      We have audited the accompanying consolidated balance sheets of Cumberland Healthcare, L.P. I-A (a Delaware Limited Partnership) as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Healthcare, L.P. I-A as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

      As more fully discussed in Note 10, the Partnership discontinued the leasing and health care segments of its operations. Historically, assets and operations of the leasing and health care segments have represented a substantial portion of the Partnership's total assets and results of operations.

     As more fully disclosed in Note 11, all assets of the Partnership were distributed to the partners on December 24, 1999, and the Partnership was terminated effective December 31, 1999.

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




/s/ Spance, Marston, Bunch, Morris & Co.
SPENCE, MARSTON, BUNCH, MORRIS & CO.
Certified Public Accountants


Clearwater, Florida
January 25, 2000

                    CUMBERLAND HEALTHCARE, L.P. I-A
                        (a Limited Partnership)

                      CONSOLIDATED BALANCE SHEETS


                                                DECEMBER 31,   DECEMBER 31,
                                                    1999           1998
                                                ------------   ------------
  ASSETS

Cash and Cash Equivalents                        $        0     $  847,374
Accounts Receivable                                       0         65,099
                                                 ----------     ----------
       Total Assets                              $        0     $  912,473
                                                 ==========     ==========


  LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                               $        0     $   63,802
  Payable to Related Parties - Affiliates                 0        415,829
  Minority Interest                                       0         28,635
                                                 ----------     ----------
       Total Liabilities                         $        0     $  508,266
                                                 ----------     ----------

Partners' Equity:
  Limited Partners (30,000 units outstanding
     at December 31, 1999 and 1998)              $   16,217     $  419,072
  General Partner                                   (16,217)       (14,865)
                                                 ----------     ----------
       Total Partners' Equity                    $        0     $  404,207
                                                 ----------     ----------
       Total Liabilities and Partners' Equity    $        0     $  912,473
                                                 ==========     ==========


              The accompanying notes are an integral part of these consolidated financial statements.

                    CUMBERLAND HEALTHCARE, L.P. I-A
                        (a Limited Partnership)

                   CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE YEARS ENDED

                                   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                      1999         1998           1997
                                   ------------  ------------  ------------
Revenues:
  Interest Income                   $  32,895     $ 195,027    $  199,361
  Miscellaneous Income                142,842             0             0
                                    ---------     ---------    ----------
     Total Revenues                   175,737       195,027       199,361

Expenses:
  General and Administrative
                - Affiliates           32,203        77,818         5,183
                - Other               102,104       101,870        44,479
                                    ---------     ---------    ----------
       Total Expenses                 134,307       179,688        49,662

Income From Continuing Operations      41,430        15,339       149,699
                                    ---------     ---------    ----------
Discontinued Operations:
  Income From Health Care Operations   64,978       315,818       183,161
  Gain on Sale of Assets              150,000             0     2,440,210
                                    ---------     ---------    ----------
Income from Discontinued Operations   214,978       315,818     2,623,371

Net Income                          $ 256,408     $ 331,157    $2,773,070

Income from Continuing Operations
Per $1,000 Limited Partnership Unit $    1.35     $     .50    $     4.89

Income from Discontinued Operations
Per $1,000 Limited Partnership Unit      6.80         10.32         85.70
                                    ---------     ---------    ----------
Total Income Per $1,000
Limited Partnership Unit            $    8.15     $   10.82    $    90.59
                                    =========     =========    ==========
Number of Limited Partnership Units
Outstanding                            30,000        30,000        30,000
                                    =========     =========    ==========

              The accompanying notes are an integral part of these consolidated financial statements.


                    CUMBERLAND HEALTHCARE, L.P. I-A
                        (a Limited Partnership)

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                      Limited      General      Total
                                     Partners'    Partner's   Partners'
                                      Equity       Deficit     Equity

  Balance at December 31, 1996       $6,226,929   $ (76,949)  $6,149,980

Net Income - 1997                     2,717,609      55,461    2,773,070

Distribution                                  0           0            0
                                     ----------   ---------   ----------
  Balance at December 31, 1997        8,944,538     (21,488)   8,923,050

Net Income - 1998                       324,534       6,623      331,157

Distribution                         (8,850,000)          0   (8,850,000)
                                     ----------   ---------   ----------
  Balance at December 31, 1998          419,072     (14,865)     404,207

Net Income - 1999                       244,545      11,863      256,408

Distribution                           (647,400)    (13,215)    (660,615)
                                     ----------   ---------   ----------
   Balance at December 31, 1999      $   16,217   $ (16,217)  $        0
                                     ==========   =========   ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                    CUMBERLAND HEALTHCARE, L.P. I-A
                        (a Limited Partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED

                                       December 31, December 31, December 31,
                                           1999       1998          1997
                                       ------------ ------------ ------------
Cash Flows from Operating Activities:
 Net Income                             $ 256,408   $ 331,157    $2,773,070
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization                 0           0       194,224
  Minority Interest in Net Income (Loss)   51,942      (5,321)      229,477
  Gain on Sale of Assets                        0           0    (2,440,210)
  Changes in Operating Assets and Liabilities:
   (Increase) Decrease in
   Accounts Receivable                     65,099     606,584        47,089
   (Increase) Decrease in
   Prepaid Expenses                             0      65,940        53,931
   Increase (Decrease) in Payable
   to Related Parties                    (415,829)     60,000        16,376
   Increase (Decrease) in Payables
   and Accruals                           (63,802)   (370,428)     (530,005)
                                         --------    --------    ----------
     Net Cash Provided by (Used In)
       Operating Activities              (106,182)    687,932       343,952

Cash Flows from Investing Activities:
 (Additions) to Investment Properties           0           0       (27,794)
 (Increase) Decrease in Notes Receivable        0   1,000,000        67,059
 (Increase) Decrease Sale
  Proceeds Receivable                           0     764,604      (764,604)
  Sale of Investment Properties                 0           0     7,697,413
                                         --------   ---------    ----------
     Net Cash Provided by (Used in)
       Investing Activities                     0   1,764,604     6,972,074

Cash Flows from Financing Activities:
 Payments of Mortgage Notes Payable             0           0    (1,256,214)
 Distribution to Partners:
   Limited Partners                      (647,400) (8,850,000)            0
   General Partner                        (13,215)          0             0
   Minority Interest                      (80,577)    (23,844)     (854,604)
                                         --------   ---------    ----------
     Net Cash (Used in) Financing
       Activities                        (741,192) (8,873,844)   (2,110,818)

Increase (Decrease) in Cash and
 Cash Equivalents                        (847,374) (6,421,308)    5,205,208

Cash and Cash Equivalents
 at Beginning of Year                     847,374   7,268,682     2,063,474
                                         --------   ---------     ---------
Cash and Cash Equivalents
 at End of Year                         $       0  $  847,374    $7,268,682
                                        =========  ==========    ==========

Supplemental Disclosure of Cash Flow Information:
 Interest Paid                          $       0  $        0    $  117,090

See Note 7 for Non-Cash Investing and Financing Activities

              The accompanying notes are an integral part of these consolidated financial statements.

                    CUMBERLAND HEALTHCARE, L.P. I-A
                        (a Limited Partnership)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999

NOTE 1 - ORGANIZATION:

       Cumberland Healthcare, L.P. I-A (Partnership), a limited partnership, was organized under the provisions of the Delaware Revised Uniform Limited Partnership Act as amended. Operations commenced on March 13, 1986, for the purpose of acquiring and leasing nursing homes. On May 8, 1996, the limited partners approved a plan of liquidation pursuant to which the Partnership will be dissolved and its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement. On December 24, 1999, the final distribution was made to the limited partners. Effective December 31, 1999, the Partnership is terminated.

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

      These consolidated financial statements include the accounts of additional limited partnerships in which the Partnership is a 99% limited partner. Detailed information as to the consolidated entities is as follows:

                              Net Book Value                Income/Loss
                              of Investment                  Sharing
                   General    Properties at      Net     Limited   General
Partnership Name   Partners     12/31/99       Income   Partners  Partners
----------------   --------   --------------   ------   --------  --------
Cumberland         Medical
 Healthcare,       Investments
 L.P. I-A          Partners      $      0   $ 207,224      N/A      N/A
                   Partners

Cumberland         Medical
 Healthcare,       Investments
 L.P. I-B*         Partners &
                   Olympic Health
                   Services, Inc.       0      49,184      99%       1%
                                 ________    ________

                     Total       $      0   $ 256,408
                                 ========   =========
* A 50% interest was sold to Olympic Health Services, Inc. and William Littlejohn effective January 1, 1993.

     Allocation of Net Income and Net Losses

      Net income and loss of the Partnership, other than that attributable to a sale or other disposition of the properties, shall be allocated 98% to the limited partners and 2% to the General Partner. Any distributions of cash from operations for any year shall be distributed 98% to the limited partners and 2% to the General Partner until the limited partners have received distributions of cash from operations for such year equal to 9% of their respective adjusted capital contribution. Thereafter, any remaining cash from operations for such calendar year shall be distributed 85% to the limited partners and 15% to the General Partner. In no event shall such cash from operations distributed to the General Partner for any calendar year exceed 10% of the total distributions of cash from operations made for such calendar year. Net income or loss and cash distributions from the sale or other disposition of the properties will be allocated as formulated in the Limited Partnership Agreement.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Accounting

     The accompanying financial statements are prepared on the accrual basis. Revenues are recognized when earned and expenses are recognized as obligations when incurred. These financial statements include the accounts of Cumberland Healthcare, L.P. I-B. In Cumberland Healthcare, L.P. I-B, the Partnership is a 49 1/2% limited partner with William Littlejohn being a 49 1/2% limited partner. The only activity of this entity is to hold title for certain properties included in these financial statements. (See Note 1.)

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

    Medicare/Medicaid Settlements

    The Partnership recorded a $57,462 Medicare cost report settlement receivable for the year ended December 31, 1998. This receivable is the estimated amount due on the Olympic Healthcare cost report. This receivable was collected in 1999.

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

Reclassifications:

     Certain items in the 1998 and 1997 financial statements have been reclassified for comparative purposes to conform with the financial statement presentation used in the 1999 statements.

NOTE 3 - RELATED PARTY TRANSACTIONS:

     The General Partner is reimbursed for general and administrative costs on an accountable basis. The General Partner's reimbursable costs  were  $2,891,  $6,581  and  $3,521  for  1999,  1998  and  1997
respectively. Affiliates of the General Partner are reimbursed for direct costs incurred on behalf of the Partnership. Direct reimbursable costs amounted to $6,275, $11,237 and $704 for 1999, 1998 and 1997 respectively. These costs are included in the Consolidated Statements of Income.

    The General Partner is reimbursed a general and administrative fee of up to .5% of the Partnership's aggregate capital contributions on an annual basis for certain expenses incurred on behalf of the Partnership. The General Partner's reimbursable expenses were $23,037, $60,000 and $958 for 1999, 1998 and 1997 respectively. These expenses are included in the Consolidated Statements of Income.

    As of December 31, 1999, 1998 and 1997, the amounts payable to the General Partner and affiliates for the above items are $0, $415,829 and $355,829 respectively. The payable is non-interest bearing, unsecured and payable on demand.

     The Partnership sold the 324,000 shares of Columbia Corporation stock that it received as partial settlement in Columbia Corporation's bankruptcy reorganization. RJ Health Properties, Inc. purchased 284,000 shares for $131,481. The remaining 40,000 shares were purchased by Columbia Corporation for $18,519.

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

NOTE 5 - LEASES AND INVESTMENT PROPERTIES:

    Leases

     The Partnership leased Hillcrest Care Center to Arbor Health Care Company (Arbor). The lessee had an option to purchase the facility which became effective February 1, 1995 and terminated February 1, 1997, at an amount determined according to the lease agreement. Arbor exercised its option to purchase Hillcrest Care Center. On September 20, 1996, the purchase was closed with the payment of $5,750,000 by Arbor to Cumberland Healthcare I-C. As a result of the purchase by Arbor, Cumberland Healthcare, L.P. I-C terminated in 1998.

     The Partnership leased Bel Tooren, Imperial, La Habra, Mirada Hills, Northwalk, Rimrock and Sun City to Life Care Centers of America
(LCCA). The Partnership entered into an agreement with LCCA on August 4, 1995 (the Purchase Agreement) pursuant to which LCCA agreed to purchase the seven nursing homes located in California for a purchase price of $17,900,000.

The Purchase Agreement required the purchase price to be paid by LCCA as follows:
(a) LCCA would assume the indebtedness secured by a mortgage on Rimrock.
(b) LCCA would deliver a purchase money note in the amount of $1,000,000 guaranteed by its principal shareholder to the Partnership (the LCCA Note). The LCCA Note would mature on the fifth anniversary of its issuance but could be accelerated at the option of the Partnership at the end of 1997. A portion of the accrued interest would be payable monthly and the balance would be due on the maturity of the LCCA Note. However, if the Partnership exercised its right to call the LCCA Note after 1997, the accrued interest which would otherwise be due at maturity would be canceled; and
(c) The balance of the purchase price would be paid in cash at closing by federal funds wire transfer to the Partnership.

     Closing of the LCCA transaction was contingent upon approval of the plan by a majority interest of the limited partners. Approval by the limited partners for the sale of the LCCA Homes was granted May 8, 1996. On May 29, 1996, the closing of the sale of the LCCA Homes finalized the Purchase Agreement requirements and terminated all lease agreements previously held between the Partnership and LCCA.

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

NOTE 6 - TAXABLE INCOME:

   The financial statements of the Partnership and the Partnership tax returns are prepared on the accrual basis. The following is a reconciliation between net income per the financial statements and Partnership net income for tax purposes:

                                          1999        1998        1997
                                          ----        ----        ----
Net income per financial statements     $256,408   $331,157   $2,773,070
Tax depreciation and amortization
  in excess of book depreciation               0          0      (69,140)
Gain on sale of Assets                         0          0      228,831
Bad debt deduction for tax in
  excess of book                               0   (281,917)           0
Other Adjustments                            586     30,105       67,965
                                        --------   --------   ----------
Partnership income for tax purposes     $256,994   $ 79,345   $3,000,726
                                        ========   ========   ==========
NOTE 7- ADDITIONAL CASH FLOW INFORMATION:

    The Partnership's non-cash activities for the years 1999, 1998 and 1997 are:

        December 31, 1999:                           None
        December 31, 1998:                           None
        December 31, 1997:
          Intangible Asset Amortization          $388,323

NOTE 8 - LEGAL PROCEEDINGS:

    The General Partner is not aware of any uninsured open claims that have been filed against the Partnership. Therefore, no provision has been made in the accompanying financial statements.

NOTE 9 - DISTRIBUTIONS:

    The 1999 cash distribution to limited partners was $647,400 (2.16% of capital contributions). The 1998 cash distributions to limited partners were $8,850,000 (29.5% of capital contributions). There were no distributions made to limited partners in 1997. The 1999 cash distribution is the final distribution of the Partnership.

Note 10 - DISCONTINUED OPERATIONS:

     As a result of the 1997 property sales and the Partnership's discontinuance of the health care segment of its operations, the health care operations revenues from discontinued operations were $64,978, $315,818 and $183,161 for the years ended December 31, 1999,
1998 and 1997 respectively.

     There was a gain on sale of assets in the amount of $150,000 for the year ended December 31, 1999. This gain is a result of the sale of the Columbia Corporation stock that the Partnership received as partial settlement in Columbia Corporation's bankruptcy reorganization. This asset was not previously recorded on the books of the Partnership because of the uncertainty of the stock's value.

Note 11 - TERMINATION AND DISSOLUTION OF THE PARTNERSHIP

      On May 8, 1996, the limited partners approved a plan of liquidation pursuant to which the Partnership will be dissolved, its affairs wound up pursuant to Article XIV of the Limited Partnership Agreement and its assets liquidated. The proceeds of such liquidation will be expended and distributed as required by the Limited Partnership Agreement. Upon distribution of all of the assets of the Partnership, the Partnership will be terminated. On December 24,
1999, the final distribution of all of the assets was issued. The Partnership is terminated effective December 31, 1999.

Note 12 - Miscellaneous Income

      There was miscellaneous income in the amount of $142,842 for the year ended December 31, 1999. This income is a result of Raymond James and Associates, an affiliate of RJ Health Properties, Inc., providing funds necessary to pay certain administrative costs incurred by the Partnership during 1999.


Item 9.   Disagreements on Accounting and Financial Disclosures

     None.
                            PART III

Item 10.  Directors and Executive Officers of the Registrant

      The General Partner is Medical Investments Partners (MIP), a Florida General Partnership with two Partners, RJ Health Properties, Inc. (RJHP) (99% interest in MIP) and RJ Medical Investors, Inc.
(RJMI) (1% interest in MIP).

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

RJ Health Properties, Inc. Board of Directors and Executive Officers:

     Fred E. Whaley, age 54, has been the President and Director of RJ Health Properties, Inc. since January 1986. Mr. Whaley's term will expire in 2000. He was a Managing Director for Raymond James & Associates, Inc. from 1980 until April 1997.

      J.  Davenport  Mosby III, age 44, has been a Vice President  and
Director of RJ Health Properties, Inc. since December 1988. Mr. Mosby's term will expire in 2000. He is a Managing Director of Raymond James & Associates, Inc. in the Investment Banking Department, which he joined in 1982.

      Richard M. Todd, age 49, has been a Vice President of RJ Health Properties, Inc. since August 1997.

Item 11.  Executive Compensation

      The directors and officers of RJ Health Properties, Inc., managing General Partner of Medical Investments Partners, the General Partner of Cumberland Healthcare, do not receive any compensation from the Partnership or any of its affiliates for acting in the capacity of a director or officer of RJ Health Properties, Inc. However, Richard Todd received monthly compensation, payable in advance, for his services relating to the operations of the Partnership. He received a consulting fee relating to the sale of the Partnership's two California facilities. He also received a final lump-sum payment for his services relating to the termination of the Partnership. Fred Whaley received a final lump-sum payment for his services as they related to the termination of the Partnership.

Item 12.  Security   Ownership  of  Certain  Beneficial   Owners   and
          Management

      The corporate partners of Medical Investments Partners, as purchasers of Partnership units, do not own any units of the outstanding securities of the Partnership as of December 31, 1999. Directors and officers of the General Partners of Medical Investments Partners do own units of the outstanding securities of the Partnership as of December 31, 1999. In a secondary market transaction 45 units were acquired by J. Davenport Mosby, III, Vice President and Director. In a secondary market transaction, 18 units were acquired by Richard Todd, Vice President.

      The Registrant is a Limited Partnership and therefore does not have voting shares of stock. To the knowledge of the Partnership, no person owns of record or beneficially more than 5% of the Partnership's outstanding units.

Item 13.  Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its affiliates during the organization and operations of the Partnership. The General Partner did not receive any management fees for the years 1999, 1998 and 1997. Reimbursement to the General Partner for general and administrative costs amounted to $2,891, $6,581 and 3,521 for 1999, 1998 and 1997 respectively. Reimbursable expenses to the General Partner on behalf of the Partnership amounted to $23,037, $60,000 and $958 for 1999, 1998 and 1997 respectively. Direct reimbursable costs to affiliates of the General Partner amounted to $6,275, $11,237 and $704 for 1999, 1998 and 1997 respectively. Total payments to the General Partner and affiliates amounted to $423,375, $25,720 and $114,847 for 1999, 1998 and 1997 respectively.

      The Partnership sold the 324,000 shares of Columbia Corporation stock that it received as partial settlement in Columbia Corporation's bankruptcy reorganization. RJ Health Properties, Inc. purchased 284,000 shares for $131,481. The remaining 40,000 shares were purchased by Columbia Corporation for $18,519.

                                PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. (1) Financial Statements-See accompanying index to financial statements, Item 8.
        (2) Financial Statement Schedules -

       Schedule VIII - Valuation and Qualifying Accounts and Reserves
       Schedule X - Supplementary Income Statement Information

All other schedules for the Partnership have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

Table Number                                                             Page
        (3) Exhibit Index -
  2     Plan of acquisition, organization, arrangement, liquidation or
        succession                                                         *
  3     Articles of Incorporation and By-laws                              *
  3.10  Amended Certificate and Agreement of Limited Partnership  of
        Columbia Healthcare  Partnership II-A, L.P. dated November 19, 1986
        among Columbia   Healthcare  Partners  Inc.,  Medical  Investments
        Partners, Alfred W. Taylor, III, and Cumberland
        Healthcare, L.P. I-A                                              **
  3.11 Amended Agreement of Limited Partnership of Cumberland Healthcare, L.P. I-C dated November 19, 1986 among Medical Investments Partners, Frank N. Fleischer, and Cumberland
        Healthcare, L.P. I-A                                              **
  3.12  Amended Certificate and Agreement of Limited Partnership  of
        Columbia Healthcare Partners III-A dated November 19, 1986 among Columbia Healthcare Partners, Inc., Medical Investments Partners,
        Alfred W.Taylor, III, and Cumberland Healthcare, L.P. I-A         **
  3.13 Amended Agreement of Limited Partnership of Cumberland Healthcare, L.P. I-B dated November 19, 1986 among Medical Investments Partners, Frank N. Fleischer, and Cumberland
        Healthcare, L.P. I-A                                              **
  4     Instruments defining the rights of security holders, including
        debentures                                                         *
  9     Voting Trust Agreement                                           ***
 10     Material Contracts                                               ***
 10.7   Quakertown Lease Agreement dated December 1, 1986 between
        Columbia Healthcare Partners, II-A, L.P. and Columbia East
        Corporation.                                                      **
 10.8   First  Amendment to Lease Agreement dated February  3,  1987 between Columbia  Healthcare Partners II-A, L.P. and Columbia
        East Corporation.                                                 **
 10.9 Mortgage Note for $3,500,000 dated as of December 8, 1986 between Columbia Healthcare Partners II-A, L.P. and Rhode
        Island Hospital Trust National Bank.                              **
 10.10  Mortgage and Security Agreement dated as of December 8, 1986 between Columbia  Healthcare  Partners II-A, L.P. and Rhode
        Island Hospital Trust National Bank.                              **
 10.11  Subordination Agreement dated as of December 8, 1986 between
        Columbia Healthcare Partners II-A, L.P., Medical Investments Partners, Columbia East Corporation and Columbia Corporation
        in favor of Rhode Island Hospital Trust National Bank.            **
 10.12  Conditional  Assignment dated as of December  8,  1986  by
        Columbia Healthcare Partners II-A, L.P. to Rhode Island
        Hospital Trust National Bank.                                     **
 10.13  UCC  Financing Statement dated December  8,  1986  between
        Columbia Healthcare Partners II-A, L.P. and Rhode Island
        Hospital Trust National Bank.                                     **
 10.14  Hillcrest Lease Agreement dated February 3,  1987  between
        Cumberland Healthcare, L.P. I-C and Columbia East Corporation     **
 10.15  Hopkins House Lease Agreement dated February 3, 1987 between
        Columbia  Healthcare  Partners,  III-A,  and  Columbia  East
        Corporation.                                                      **
 10.16  Olympic Lease Agreement dated as of February 3, 1987 between
        Cumberland Healthcare, L.P. I-B and Columbia West Corporation     **
 11     Computation of per-share earnings                                ***
 12     Computation of ratios                                            ***
 13     Annual report to security holders                                ***
 16.1   Letter regarding change in certifying accountants                 **
 18     Letter regarding change in accounting principles                 ***
 19     Previously unfiled documents                                     ***
 22     Subsidiaries of the Registrant                                   ***
 23     Published report regarding matters submitted to a vote of
        security holders                                                 ***
 24     Consents of experts and counsel                                  ***
 25     Power of Attorney                                                ***
 28     Additional Exhibits
 28.01  Excerpts from Appraisal Report for Quakertown  Manor  Care
        Center as of February 1, 1986                                     **
 28.02  Excerpts from Appraisal Report for Hillcrest Care Center as
        of September 3, 1986                                              **
 28.03  Excerpts from Appraisal Report for Hopkins  House  Nursing
        Home as of July 14, 1986                                          **
 28.04  Excerpts from Appraisal Report for  Olympic  Health  Care
        Center as of August 19, 1986                                      **
 28.05  Letter to limited partner dated June 24, 1988                     **
 28.06  Restructuring Agreement by and among Cumberland Healthcare,
        L.P. I-A, Cumberland  Healthcare, L.P. I-B, Cumberland
        Healthcare, L.P.I-C, and Columbia Healthcare Partners III-A,
        and Carteret Savings Bank, F.A. and The Howard Savings Bank,
        dated April 6, 1989.                                            ****
 28.07  Release and Indemnification made and entered into as of the
        6th day of April, 1989, by Cumberland Healthcare, L.P. I-A, Cumberland Healthcare, L.P. I-B, Cumberland Healthcare, L.P.
        I-C, and Columbia Healthcare Partners III-A (collectively "Borrowers") and Carteret Savings Bank, F.A., and The Howard
        Savings Bank (collectively "Lenders").                          ****
 28.08  Assignment of Leases made as of the 6th day of April, 1989, by and between Cumberland Healthcare, L.P. I-A ("Assignor")
        Carteret Savings Bank, F.A. ("Assignee") and Life Care
        Centers of America, Inc. ("Lessee").                            ****
 28.09 Second Amended and Restated Master Lease between Cumberland Healthcare, L.P. I-A, Lessor, and Life Care Centers of
        America, Inc., a Tennessee corporation, Lessee, dated as of
        March 1, 1989 (Bel Tooren Villa, La Habra, North Walk, and
        Rancho Los Padres Facilities)                                   ****
 28.10  Second Amended and Restated Management Agreement made  and entered into effective as of the 1st day of March, 1989, by and between Cumberland  Healthcare, L.P. I-A ("Owner") and
        Life Care Centers of America, Inc. ("Manager").                 ****
 28.11  Second Amended and Restated Unconditional Guaranty of Payment
        and Performance dated as of the 6th day of April, 1989 by and between Forrest L. Preston ("Guarantor"), Cumberland
        Healthcare, L.P.I-A ("Lessor"), and Life Care Centers of
        America, Inc. ("Lessee").                                       ****
 28.12  Facility Lease (Hillcrest Facility) dated as of the 1st day of February, 1989, among Cumberland Healthcare, L.P. I-C,
        ("Lessor") and Arbor Health Care Company ("Lessee").            ****
 28.13  Open End Mortgage and Security Agreement executed on the
        18th day of April, 1989, between Cumberland Healthcare, L.P.
        I-C,("Mortgagor") and Southeast Bank, N.A. ("Lender").          ****
 28.14  Note  dated April 18, 1989 between Cumberland  Healthcare,
        L.P. I-C ("Maker") and Southeast Bank, N.A. ("Holder") in the
        amount of $2,600,000.                                           ****
 28.15  Reimbursement, Indemnification and Security Agreement  made and entered into as of the 18th day of April, 1989 by and
        among Raymond James Financial, Inc., RJ Health Properties,
        Inc., Raymond James Partners, Inc., Medical Investments
        Partners, Inc. (collectively  the  "Obligators") and Cumberland
        Healthcare, L.P. I-C (the "Limited Partner").                   ****
 28.16  Assignment of Leases, Rents and Contract Rights made as  of the 18th day of April, 1989 by Cumberland Healthcare, L.P. I-C
        ("Assignor") to Southeast Bank, N.A. ("Assignee").              ****
 28.17  Subordination, Non-Disturbance, and  Attornment  Agreement
        made and entered into as of the 18th day of April, 1989, by and among Southeast Bank, N.A. ("Mortgagee") by Cumberland Healthcare, L.P. I-C ("Landlord") and Arbor Health Care Company
        ("Tenant").                                                     ****
 28.18  Indemnity Agreement made as of the 18th day of April, 1989, from Cumberland Healthcare, L.P. I-C ("Borrower") and Raymond
        James Financial Corp.("Indemnitor") to Southeast Bank,  N.A.
        ("Lender").                                                     ****
 28.19  Purchase and Sale Agreement, executed August 24, 1989, by and between Cumberland Healthcare, L.P. I-A, Columbia
        Healthcare Partners II-A, L.P., Columbia Healthcare Partners III-A,collectively, "Sellers" and Multicare Management, Inc., a New York Corporation, Daniel E. Straus and Moshael J.
        Straus, "Buyers" covering Holly Manor, Mendham, New Jersey; Quakertown Manor, Quakertown, Pennsylvania; and Hopkins House,
        Wyncote, Pennsylvania.                                            **
 28.20  Letter,  dated September 13, 1989, referencing  Quakertown
        Manor Nursing Home, Quakertown, PA, amending certain sections
        of the Purchase and Sale Agreement, dated August 24, 1989.        **
 28.21  Letter, dated October 4, 1989, referencing the Purchase and
        Sale Agreement  as of July 1, 1989, amending Section 9.4 of the
        Purchase and Sale Agreement, dated August 24, 1989.               **
 28.22  Letter, dated October 4, 1989, referencing Quakertown Manor
        Nursing Home, Quakertown, PA, amending certain segments of the
        Purchase and Sale Agreement, dated August 24, 1989.               **
 28.23 Purchase and Sale Agreement dated March 31, 1990, by and among Cumberland Healthcare, L.P., Columbia Healthcare Partners, II-A, L.P., and Columbia Healthcare Partners III-A, as Sellers and Multicare Management, Inc., Daniel E. Straus and Moshael J.
        Straus as Buyers, effective as of July 1, 1989, as amended by those certain letter agreements, dated August 24, 1989,
        September 7, 1989, September 13, 1989, September 14, 1989,
        September 15, 1989, September 22, 1989, October 4, 1989 (three letter agreements), October 6, 1989, October 19, 1989,
        October 31, 1989, November 1, 1989, and November 17, 1989
        (collectively, the "Agreement").                                  **
 28.24  Fourth Amendment to the Second Amended and Restated Master
        Lease Agreement between Life Care Centers of America, Inc., a Tennessee corporation, and Cumberland Healthcare, L.P.
        I-A ("Owner") a Delaware limited partnership dated
        March 1, 1989                                                  *****
 28.25  Lease between Cumberland Healthcare, L.P. I-A, as lessor
        ("Lessor"), a limited partnership and FHP, Inc., a
        California corporation as lessee ("Lessee") dated
        September 19, 1990.                                            *****
 28.26 Management Contract between Olympic Health Services, Inc., a Washington corporation ("OHS") and Cumberland Healthcare, L.P.
        I-B, a  Delaware  limited partnership ("Owner") dated
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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Balance at   Additions   Deductions   Balance
                              Beginning       to         From       at End
                              of Year      Reserves     Reserves    of Year
Reserve deducted in the
Balance Sheet from the asset
to which it applies:

Reserve for doubtful accounts:
Year Ended December 31, 1999          0            0           0          0
Year Ended December 31, 1998    306,105       53,346     359,451          0
Year Ended December 31, 1997    343,770      127,763     165,428    306,105

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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner

ATTEST:


/s/ Fred E. Whaley                    /s/ J. Davenport Mosby, III
Fred E. Whaley                   By:  J. Davenport Mosby, III,
President                             Vice President







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


                                 CUMBERLAND HEALTHCARE, L.P. I-A

                                 By:  Medical Investments Partners

                                 By:  RJ Health Properties, Inc.
                                      Managing General Partner


ATTEST:

Date: February 4, 2000                /s/ Fred E. Whaley
                                      By:    Fred E. Whaley
                                      President and Director





Date: February 4, 2000                /s/ J. Davenport Mosby III
                                      By:    J. Davenport Mosby, III
                                      Vice President and Director